Form 10-K405
period 1995-03-31
PLAYERS INTERNATIONAL INC /NV/
filed 1995-06-29
CIK 796912

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended March 31, 1995
OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ___________ to ___________
Commission file number:  0-14897

PLAYERS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

          Nevada
95-4175832
(State or other jurisdiction of incorporation or  organization)
(I.R.S. Employer Identification No.)

3900 Paradise Road, Suite 135, Las Vegas, Nevada
(Address of principal executive offices)

89109
(Zip Code)

(702) 691-3300
(Registrant's telephone number, including area code)

  Securities registered pursuant to Section 12(b) of the Act:
None

  Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.005 par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [  X  ]

  As of June 22, 1995, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrants was not less than $490,000,000.

  As of June 22, 1995, there were 29,757,904 shares of the registrant's Common Stock outstanding.

  Documents Incorporated by Reference:

  The information required by Part III of this report is incorporated by reference from the Registrant's Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.


53

                             PART I

Item 1.   Business

      Players International, Inc. is a multi-jurisdictional gaming company which owns and operates the Players Riverboat Casino ("the Metropolis Riverboat") at Merv Griffin's Landing in Metropolis, Illinois (the "Metropolis Complex"), two riverboat casinos in Lake
Charles, Louisiana, the Players Riverboat Casino (the "Players Lake Charles Riverboat"), the Players Lake Charles Star Riverboat (the "Lake Charles Star Riverboat") and a horse racetrack facility in Paducah, Kentucky, Players Bluegrass Downs, Inc.. The Metropolis Riverboat, which is the only riverboat operating in southern Illinois and is one of only ten statutorily authorized Illinois licensees, commenced operations in February 1993 and has successfully marketed to patrons in Illinois, Indiana, Kentucky, Missouri and Tennessee. The Players Lake Charles Riverboat, which is one of the highest revenue producing riverboat casinos in the United States, commenced operations in December 1993. Both the Players Lake Charles Riverboat and the Lake Charles Star Riverboat service the large Houston, Texas gaming market. The Lake Charles Star Riverboat commenced operations in April 1995.

      The Company currently plans to expand existing operations as well as to develop and construct two new casino entertainment facilities. The first of these projects is ("the Lake Charles Complex Expansion"), an approximately $110 million expansion of its successful Lake Charles operation, which has operated at or near capacity on weekends and holidays. This multi-phase project includes the recently completed purchase of the Lake Charles Star Riverboat. In addition, the Company is party to an agreement pursuant to which it expects to purchase shortly the Players Hotel and related property currently under lease in Lake Charles. Following such purchase, the Company expects to reconstruct or substantially improve and expand the hotel and construct an entertainment barge and multi-story parking garage. These efforts are being undertaken in order to offer the equivalent of dockside gaming, expand capacity and strengthen the Company's market position in Lake Charles in response to and in anticipation of competition in this market.

      In addition to the Lake Charles Complex Expansion, the Company is completing the construction of the Players Island Resort, its first land-based casino in Mesquite, Nevada. This resort will feature a fully contained island resort environment. The Players Island Resort is scheduled to open on or about July 1, 1995, subject to the receipt of regulatory approvals, and is expected to cost between $75 and $80 million.

      The Company also recently entered into a letter of intent to form a joint venture with the Promus Companies, Incorporated ("Promus") to co-develop a $200 million two riverboat casino entertainment complex in Maryland Heights, Missouri, which will contain a total of 100,000 square feet of gaming space. The Company and Promus individually have been endorsed by the City of Maryland Heights for separate riverboat projects. The Company and Promus expect to begin construction with an opening targeted for the Summer of 1996, subject to the receipt of all necessary gaming and other approvals for the joint development project. The Company also plans a $10 to $15 million improvement program for its Metropolis Complex, including integration of the Company's island resort theme featured at the Players Island Resort, as well as the expansion of food and entertainment facilities and riverfront parking.

      The Company's principal executive office is located at 3900 Paradise Road, Suite 135, Las Vegas, Nevada 89109 (Telephone: 702-691-
3300).

Business Strategy

      The Company's successful business strategy, emphasizes providing customers with a high quality entertainment experience, with particular emphasis on customer service. The Company targets sites that are conveniently located near frequently traveled interstate highways, and which have easy access and ample parking, in order to attract local patronage and repeat visitors. The Company's strategy in developing and constructing facilities is to create a destination complex which provides a total entertainment experience rather than merely casino gaming.

       The Company employs a disciplined development philosophy consisting of the following principal components: (i) a thorough analysis of demographic, regulatory, competitive and other factors to identify niche markets or markets where the Company believes it could have a dominant position; (ii) the maintenance of adequate financial resources to enable the Company to respond quickly to development opportunities in existing and new jurisdictions; (iii) the investment of significant capital and other resources only after a determination has been made that a project is attractive; and (iv) the development of themed projects with a high entertainment component that can be completed in a desirable time frame. The successful implementation of this philosophy is evidenced by the Company's development record and its existing facilities at Metropolis and Lake Charles, both of which were developed on-time and on-budget.

Marketing

       The Company's marketing strategy focuses on middle-income customers who live within a 200 mile radius of each of the Company's facilities. The Company implements this strategy principally through the use of database marketing, on-site marketing and bus programs. Utilizing its proprietary database of gaming enthusiasts, the Company targets gaming customers through frequent mailings promoting visits to its casino facilities. In addition, the Company employs on-site marketing techniques including the use of player tracking systems, slot clubs and preferred player hosts to identify and service patrons. To attract additional patronage during non-peak hours, the Company utilizes bus tours which are organized through the Company's direct relationship with tour operators.

Metropolis Operations

     The Company's Metropolis Complex, which has been operational since February 23, 1993, is the only riverboat operating in southern Illinois and has one of a current maximum of ten statutorily authorized gaming licenses in the state. The Metropolis riverboat is a four deck, air conditioned replica of a turn of the century side-wheeler riverboat. The fully-equipped Las Vegas style casino features over 20,000 square feet of gaming space, with 675 slot machines and 43 table games, for a total of approximately 1,011 of the 1,200 gaming positions authorized by statute. The Metropolis Complex also includes a docking site known as "Merv Griffin's Landing," which features a bar and grill, a restaurant, meeting rooms and a gift shop. As part of its plan to offer non-gaming amenities in Metropolis, the Company acquired a 12-1/2% interest in a joint venture that built a 120-room hotel adjacent to its Metropolis dock site. The hotel was opened in March 1994. The Company is entitled to a discounted rate for rooms used for casino guests and employees. The Company also leases, under a ten year agreement, a 350-seat cabaret style theater adjacent to the hotel, which is not in active operation but is available for use in special events and promotions. The rental payment for this lease is $3,000 per month.

      To date, the Metropolis operation's closest gaming competitor operates in the St. Louis, Missouri area, which is approximately three hours away by car. The Company expects competing riverboat casinos to open in the next 12 months at two locations in southern Missouri and at one location in southern Indiana. In order to maintain its market position in light of potential increased competition, the Company intends to invest between $10 and $15 million for additional amenities, attractions and riverfront parking. As part of this program, the Company intends to integrate in the Metropolis Complex the Company's island resort theme which will be featured at the Players Island Resort, and to expand its food and entertainment facilities.

      The docking site at Metropolis consists of three permanently moored barges and related structures. One barge, with a total area of approximately 15,000 square feet on three levels, houses Merv Griffin's Bar and Grill, the Celebrity Buffet restaurant, and meeting rooms. The dining facilities have the capacity to seat 600 people. The second barge is approximately 12,000 square feet in size and contains the ticketing area, a gift shop, waiting areas and restrooms. A special VIP lounge was added recently to this barge. A third barge is approximately 15,000 square feet and is used as a queuing area for patrons prior to boarding the riverboat casino. A deli and bar have been added on this barge for patron convenience. The docking site is approximately three miles from U.S. Interstate 24, a major highway through Illinois, Kentucky and Tennessee. The docking site is within easy walking distance to over 1,000 free automobile and bus parking spaces provided by the Company. Although Illinois law requires persons who enter the casino to be at least 21 years of age, the restaurants and gift shop are open to everyone.

      Metropolis, Illinois is near the southern tip of Illinois on the Ohio River across from Paducah, Kentucky, approximately 40 miles from the junction of the Ohio and Mississippi Rivers. Metropolis, with a population of about 7,000, is approximately 150 miles northwest of Nashville, 160 miles southeast of St. Louis and 160 miles northeast of Memphis. The primary market area targeted by the Company for its Metropolis riverboat includes Bowling Green, Louisville and Owensboro, Kentucky; Cape Girardeau, Missouri; Clarksville, Hopkinsville and Nashville, Tennessee; and two military bases in Kentucky, Fort Campbell and Fort Knox. Regional attractions in the area include Fort Massac State Park, Shawnee National Forest, Cave-In-Rock State Park, Land Between the Lakes, and Crab Orchard and Rend Lakes.

      The Metropolis Riverboat departs from its landing for eight cruises daily, commencing at 9:00 a.m., with an additional midnight cruise on Friday and Saturday. This schedule may be varied, based on experience and seasonal factors. The Company adds a midweek midnight cruise during the summer. There is an admission charge, which ranges from $2 to $5 per cruise. Once passengers board, they are permitted to game during the half hour prior to the time the riverboat departs. After the excursion, passengers are permitted to game for another half hour before new passengers board, for a total of two hours of gaming per cruise. The Company may permit passengers to remain on board for additional cruises on a complimentary basis. In addition, Illinois permits dockside gaming if the riverboat captain reasonably determines that it is unsafe to cruise due to inclement weather, mechanical or structural problems or river icing, although there is a possibility that such authorization may be withdrawn. See "Regulatory Matters-- Illinois Gaming Regulation." During dockside gaming, the Metropolis Riverboat operates on its normal schedule and passengers may leave the vessel at any time but may board only during the half hour prior to the regularly scheduled start of the cruise.

      The number of passengers per cruise typically varies, with a higher number on the weekends than in mid-week. Passenger counts are higher during warmer weather (from late spring through early fall) than during colder winter months. The Company anticipates that this trend will continue in the future. The configuration of the Metropolis Riverboat, like the configuration of the Players Lake Charles and Players Star Riverboats, is designed to accommodate a maximum number of passengers comfortably during peak times, recognizing that there may be excess capacity for the number of passengers during most off-peak cruises. The Company's goal is to maximize overall gaming win and profit with a relatively large and well-equipped boat, while providing a pleasurable gaming experience, and not necessarily to maximize win per slot, win per table or win per square foot of casino space. Since inception, the Metropolis Riverboat typically has operated at close to full capacity on Friday and Saturday evening cruises and holidays, with excess capacity on cruises at other times.

Lake Charles Operations

      The Players Lake Charles Riverboat, which was the second casino riverboat to open in the state of Louisiana, commenced operations on Lake Charles in southwestern Louisiana on December 8, 1993. The Players Lake Charles Riverboat, a fully-equipped Las Vegas style casino, has approximately 27,500 square feet of gaming space with 869 slot machines and 69 table games, for a total of approximately 1,400 gaming positions and offers gaming on four air-conditioned decks.

      In order to offer the equivalent of dockside gaming, expand capacity and strengthen the Company's market position in Lake Charles, the Company in January 1995 initiated the $110 million Lake Charles Complex Expansion. The Company began the Lake Charles Complex Expansion by acquiring for approximately $52 million all interests in the partnership that owns a fully equipped Las Vegas style riverboat casino which had operated for the past one and one-half years on Lake Pontchartrain, Louisiana. The Company now holds two of the 15 statutorily authorized riverboat gaming licenses in Louisiana.

     In April 1995, the Company opened the Lake Charles Star Riverboat, which has 21,730 square feet of gaming space on three air-conditioned decks with 778 slot machines and 45 table games for a total of 1,135 gaming positions. Both the Players Lake Charles Riverboat and the Lake Charles Star Riverboat are approved to operate eight three-hour cruises seven days a week. The Lake Charles Star Riverboat currently operates eight three-hour cruises daily, commencing at 9:00 a.m. The Players Lake Charles Riverboat currently operates five three-hour cruises Sunday through Thursday and eight three-hour cruises Friday and Saturday. Cruises on the Players Lake Charles Riverboat commence at 10:30 a.m. With the two Lake Charles riverboats operating on the above staggered cruise schedules, the Company offers the equivalent of dockside gaming at all times except 1:30 a.m. through 10:30 a.m. Sunday through Thursday.

      As part of the Lake Charles Complex Expansion, approximately $58 million in additional expansion projects and improvements are budgeted for the development of a 50,000 square foot themed entertainment center featuring new restaurants, a sports bar and lounge and banquet facilities; the reconstruction or substantial improvement and expansion of hotel space; the construction of a new docking facility and a covered parking facility; public purpose/city infrastructure contributions; the integration of the Company's island resort theme at the Lake Charles facility; and additional amenities.

      There is an admission charge of $2.00 per cruise on the Players Lake Charles Riverboat and Lake Charles Star Riverboat, although promotional discounts may be given. The Company pays a $2.50 per passenger admission tax to the City of Lake Charles. Once passengers board, they are permitted to game prior to the riverboat's departure. Passengers are permitted to continue to game until they disembark. At its discretion, the Company may permit passengers to remain on board for additional cruises. Louisiana permits dockside gaming if the riverboat captain reasonably determines that it is unsafe to cruise due to dangerous weather or water conditions.

     The Players Lake Charles Riverboat and Lake Charles Star Riverboat depart from a docking site adjacent to the Players Hotel, which includes dockside and support facilities. The Company currently leases the ground floor of the hotel and adjacent parking areas for the hotel and casino guests. The Company has completely renovated and expanded the hotel's ground floor into a pavilion that houses the primary areas for ticketing, waiting, entertainment and retail space, four bars and additional snack facilities. The space also includes two full service restaurants, Merv's Bar & Grill and the Celebrity Buffet and Restaurant, which can seat 125 and 250 people, respectively. Following the closing under an agreement pursuant to which the Company is a party, the Company will own the real property on which the Lake Charles landing area and complex, including the hotel and parking area currently under lease, are situated. See "Properties--Lake Charles, Louisiana".

      The Company maintains a permanently docked barge of approximately 10,000 square feet, containing a 3,000 square foot VIP waiting lounge, which allows special access and priority boarding. The barge also provides areas for employee needs, offices and mechanical rooms. Passengers enter the Players Lake Charles Riverboat directly from a barge facility which is connected to the Players Hotel by a covered walkway. The landing is within easy walking distance of 800 automobile parking spaces (of which 250 spaces are valet parking) and another 700 parking spaces are accessible to the landing by shuttlebus.

      The City of Lake Charles and the surrounding area have a population of 160,000 within a 25 mile radius. The City of Lake Charles is an active community with a cultural heritage and community resources including the symphony, ballet and numerous art galleries and museums. The area is also host to seasonal festivals and special events that highlight Cajun food and music, historic crafts and water sports. Lake Charles hosts the annual "Contraband Days," the biggest promotional event in Lake Charles, spanning over two weeks and attracting approximately 200,000 visitors to the City. Lake Charles' Contraband Days is the second largest festival in Louisiana after New Orleans' Mardi Gras Festival. In addition, the City of Lake Charles has a civic center that offers a 2,000 seat theater and a 50,000 square foot exhibition hall, used for conventions, sporting events and entertainment. Lake Charles, which exceeds four square miles, serves as a recreational area for boating and fishing.

      The Lake Charles casinos' primary market area includes such population centers as Houston, Beaumont, Galveston, Orange and Port Arthur, Texas and Lafayette and Baton Rouge, Louisiana. U.S. Interstate 10 connects Houston, Beaumont and Lake Charles and is adjacent to the Company's dock site. Since opening, the Company estimates that the Lake Charles casino has drawn over half of its patrons from Texas, mainly from the greater Houston area, due in large part to the current absence of legalized casino gaming in Texas.
While, to date, the Company has experienced only limited gaming competition, the Company anticipates significant new and additional gaming competition in the Lake Charles market. See "Competition."



Projects Under Development

     Mesquite, Nevada

As part of a strategy to diversify revenue sources, the Company expects to open the Players Island resort, its first land-based casino entertainment facility, in Mesquite, Nevada, on or about July 1, 1995, subject to the receipt of all necessary gaming and other approvals. The Players Island Resort will feature an island resort theme and is estimated to cost between $75 and $80 million to develop and open, approximately $43.7 million of which had been invested through March 31, 1995. The majority of the remaining project costs are covered by fixed price contracts. The Mesquite site is located approximately 70 miles by car from Las Vegas on Interstate 15 between Las Vegas and Salt Lake City, where an estimated 12, 000 cars pass daily. The Players Island Resort will be marketed as a destination resort for the residents of the Las Vegas area and Southern Nevada, as well as for tourists from California, Arizona and nearby Utah.

      The initial phase of the Players Island Resort project includes a 40,000 square foot casino; a 500-room hotel with a health spa and swimming pool with waterfalls; lighted tennis courts; a children's arcade; four detached three-bedroom villas; and a 50-unit recreational vehicle facility. As part of the budgeted project, the Company has leased additional land near the Players Island Resort to commence the development of an 18-hole golf course during fiscal 1996. The resort also will feature four restaurants, an estimated 400-seat showroom and 10,000 square feet of banquet/meeting rooms. The resort complex, which has been master-planned to accommodate further expansion of the casino, hotel and banquet/meeting space, will feature a fully-contained island resort environment.

Development Opportunities

     Maryland Heights, Missouri

      The Company entered into a letter of intent with Promus on March 3, 1995 to form a joint venture to co-develop a $200 million riverboat casino entertainment complex in Maryland Heights, Missouri, which will contain a total of 100,000 square feet of gaming space. The Company and Promus would each own and operate a separate riverboat casino pursuant to separate gaming licenses but would share in the costs of the development of, as well as any profit or loss associated with, an estimated 300,000 square foot shoreside facility. Although the two riverboat casinos are expected to be similar in theme and decor, each operator would individually manage and market its own gaming operations with separate staffing. The Company and Promus individually have been endorsed by the City of Maryland Heights for separate riverboat casino projects and have licensing applications under consideration by the Missouri Gaming Commission. See "Regulatory Matters". The development and operation of the Maryland Heights Project are conditioned upon the negotiation and execution of definitive agreements between the Company and Promus.

      In addition to the construction of two riverboats, the shoreside facility is anticipated to include a hotel facility to be managed by Promus, extensive covered parking and a 95,000 square foot entertainment building. The entertainment facility is expected to contain upscale restaurants, a buffet, bars, an entertainment lounge with live music nightly, a preferred players lounge and gift shops. The Company and Promus also are evaluating the development of an outdoor mall containing themed restaurants and boutique shops similar to the higher end Las Vegas casinos. Under the Promus Letter of Intent (i)
Promus and the Company would share each other's development costs (excluding the costs specified in clause (iii) below, the costs of riverboats to be separately owned and operated and the costs associated with interior fit-up of separately controlled space); (ii) Promus would have the right to purchase the Company's interest in the joint venture upon any "change of ownership" of Players, on terms subject to negotiation between the parties; and (iii) as between Promus and the Company, the owner of the property ultimately chosen for development would receive percentage rent from the other joint venture party, based on net gaming revenues. See "Properties--Maryland Heights, Missouri."

      Situated close to Interstate 70 in Maryland Heights, the casino entertainment complex will be strategically located to attract patrons from a local population base of approximately 2.3 million in the greater St. Louis metropolitan region. The site will feature easy accessibility, a high level of drive-by traffic and close proximity to Interstate 70 and Lambert International Airport, and will be strategically located near the Riverport amphitheater, which attracts 500,000 visitors per year. The Company and Promus expect to begin construction with an opening targeted for the Summer of 1996, subject to the negotiation and execution of definitive agreements for the project and the receipt of all necessary gaming and other approvals.

     Although riverboat gaming is currently offered in the metropolitan St. Louis region, certain patrons of the Metropolis Complex travel approximately three hours from St. Louis to Metropolis. In recognition of these valued customers, the Company intends to introduce cross-marketing programs to St. Louis area residents for the Metropolis and the proposed Maryland Heights riverboats to increase repeat patronage at the Company's casino entertainment facilities.

     Other Potential Projects

      The Company currently is in the early stages of evaluating a number of other potential opportunities to develop riverboat, dockside or land-based gaming facilities in jurisdictions that currently permit gaming as well as in jurisdictions that have not yet legalized gaming.

Competition

     The casino gaming industry includes casinos which are either land-based in jurisdictions such as Nevada and New Jersey, dockside casinos, riverboat casinos and land-based casinos on Indian reservations. The gaming industry is highly competitive and is composed of a large number of companies, many of which have significantly greater resources than the Company. Numerous states have legalized gaming and several other states are considering the legalization of gaming in designated areas. As a result of the proliferation of gaming in new jurisdictional areas as well as the proliferation of Indian gaming on tribal land, the Company's operations could be adversely affected in instances where such other gaming operations are conducted close to the Company's operations.

       The Company's Metropolis Complex currently faces indirect competition from riverboats in certain parts of Missouri and to a much lesser extent from dockside casinos in Tunica, Mississippi. In addition, the Company believes that by late Summer of 1995, the Metropolis Complex will be subject to competition from a riverboat operation in Evansville, Indiana, which is located approximately 110 miles from Metropolis. Gaming has also been authorized in Missouri, and the closest Missouri cities in which proposed future gaming facilities are under consideration are Cape Girardeau and Caruthersville, which are approximately 70 and 120 miles, respectively, from Metropolis. The Caruthersville project opened in April 1995. The timing of the opening and licensing of the Cape Girardeau project cannot be determined. In order to maintain its market position, the Company has budgeted additional amenities and attractions for the Metropolis Complex. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's Lake Charles operation faces direct competition from the land-based Coushatta facility in Kinder, Louisiana. The Coushatta facility, which opened in January of 1995, and which has recently announced an expansion, is a Las Vegas style casino that offers 45,000 square feet of gaming space, with 1,250 slot machines and 50 table games. Coushatta has announced that it has experienced higher than expected revenues since opening and plans to expand in August 1995 by increasing gaming space by 26,000 square feet and adding 750 slot machines and 15 table games. In addition to the Coushatta facility, the Company will also face direct competition from a joint venture of Crown Casinos, Inc., Casino America, Inc. and Louisiana Downs, Inc., which expects to open its riverboat operation in Westlake, Louisiana approximately one mile from the Company's facility. Eastbound travelers on Interstate 10 can access the Crown facility prior to reaching the Players' facility. The Company's Lake Charles operations compete to a lesser degree with riverboat operators in Baton Rouge, approximately 125 miles east of Lake Charles, the New Orleans area, which is over 200 miles east of Lake Charles, and the Shreveport/Bossier City area, which is approximately 180 miles north of Lake Charles. A land based casino in New Orleans may produce additional competition.

      The Players Island Resort in Mesquite, Nevada will compete directly with two existing properties, the Oasis and the Virgin River, both of which are located in Mesquite. The larger of the two facilities, the Oasis, has been in operation for approximately 11 years, and the Virgin River has been in operation for approximately three years. These two facilities draw a majority of their patronage from travelers on Interstate 15, the local population base and the residents of nearby border towns between Utah and Nevada. The Company will compete directly with these existing properties as well as attempt to expand the Mesquite market by targeting Las Vegas residents and tour and travel patrons who otherwise are visiting Las Vegas.

      The Company's planned project in Maryland Heights, Missouri will compete directly with President Riverboats in downtown St. Louis, Alton Belle in Alton, Illinois, Casino Queen in East St. Louis and St. Charles Station in St. Charles, Missouri, proposed riverboat casinos in Kimmswick, Missouri and St. Charles County, Missouri and, potentially, additional riverboats in the St. Louis metropolitan area.

Employees

      At March 31, 1995, the Company had 2,261 employees, including approximately 1,357 and 786 employed in riverboat operations (including land-based activities) in Lake Charles and Metropolis, respectively, 45 employed at Players Bluegrass Downs, 32 employed at Players Island Resort and 41 employed in the Company's executive office. The Company believes its relations with its employees are generally good.

Regulatory Matters

      The Company is subject to state and Federal laws which regulate businesses generally and the gaming business specifically. Below is a brief description of some of the more significant regulations to which the Company is subject. All laws are subject to change and different interpretations. This is especially true with respect to laws regulating the gaming industry, since in many cases these laws and the regulatory agencies that apply them are new. Changes in laws or their interpretation may result in the imposition of more stringent, burdensome, or expensive requirements, or the outright prohibition of an activity.

     Illinois Gaming Regulation

      The Riverboat Gambling Act of Illinois (the "Illinois Riverboat Act") currently authorizes a five-member Illinois Gaming Board to issue up to ten riverboat gaming licenses. The Illinois Gaming Board issued an owner's license to a wholly-owned subsidiary of the Company, for its Metropolis operations in February 1993. This license is subject to renewal, unless revoked, in February 1996 and annually thereafter. The Illinois Gaming Board has granted licenses to nine other riverboat owners, some with multiple boats, with dock sites based in Alton, Aurora, East Peoria, East St. Louis, Elgin, Rock Island, Joliet (two licensees have a dock site based in Joliet) and East Dubuque.

      Each owner's license granted entitles the licensee to own and operate up to two riverboats (with a combined maximum of 1,200 gaming participants) and equipment thereon from a specified dock site. The duration of the license initially runs for a period of three years. Thereafter, the license is subject to renewal on an annual basis upon, among other things, a determination by the Illinois Gaming Board that the licensee continues to meet all of the requirements of the Illinois Riverboat Act and the Illinois Gaming Board's Rules. All licensees have a continuing duty to maintain suitability for licensure. There can be no assurance that the Company's license will be renewed, although the Company is not aware of any reason why it would not be. A license does not create a property right, but is a revocable privilege granted by the State of Illinois contingent upon continuing suitability for licensure. The licensee bears the burden of rebutting by clear and convincing evidence any charges raised by the Illinois Gaming Board.

      The Illinois Riverboat Act grants the Illinois Gaming Board extensive jurisdiction, specific powers and duties for the purposes of administering, regulating and enforcing the system of riverboat gaming. Any riverboat operation not conducted in compliance with the Illinois Riverboat Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, including possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities. The Illinois Riverboat Act also provides for civil penalties, equal to the amount of gross receipts derived from wagering on the gaming, whether unauthorized or authorized, conducted on the date of any violation. The Illinois Gaming Board may revoke or suspend licenses as the Board may see fit and in compliance with applicable laws of the State of Illinois regarding administrative procedures and may suspend an owner's license, without notice or hearing, upon a determination that the safety or health of patrons or employees is jeopardized by continuing a riverboat's operation. The suspension may remain in effect until the Illinois Gaming Board determines that the cause for suspension has been abated and it may revoke the owner's license upon a determination that the owner has not made satisfactory progress toward abating the hazard.

      A holder of an owner's license is required to obtain all licenses from the Illinois Gaming Board necessary for the operation of a riverboat, including a liquor license and a license to prepare and serve food and all other necessary licenses. All sales, use, occupation and excise taxes which apply to food and beverages apply to sales aboard riverboats. All riverboats must be accessible to disabled persons, must be either a replica of a 19th century Illinois riverboat or be of a casino cruise ship design, and must comply with applicable Federal and state laws, including U.S. Coast Guard regulations.

      A person employed at a riverboat gaming operation must hold an occupation license from the Illinois Gaming Board which permits the holder to perform only activities included within such holder's level of occupation license or any lower level of occupation license. The Illinois Gaming Board also requires that officers, directors and other key persons of a gaming operation be licensed. In addition, a riverboat licensee can purchase or lease gaming equipment or supplies only from a supplier who has been issued a supplier's license by the Illinois Gaming Board.

      As a condition to maintaining an owner's license, the licensee must, among other things, submit detailed financial information and other information to the Illinois Gaming Board including an annual audit by an independent certified public accountant, approved by the Administrator of the Illinois Gaming Board, of the financial transactions and conditions of the total operations of a holder of an owner's license including the condition of the licensee and its internal control system. The holder of an owner's license must prepare and send to the Administrator and the independent certified public accountant selected by the Administrator a written response to issues raised by such accountant's reports on (i) the procedures required to be performed by such accountant on a quarterly basis with respect to certain aspects of the licensee's operations and (ii) the annual audit referred to in the previous sentence. Among other continuing obligations, the holder of an owner's license has a duty to promptly disclose any material changes in the information it provides to the Illinois Gaming Board. The holder of an owner's license must report promptly to the Administrator of the Illinois Gaming Board any facts which the holder has reasonable grounds to believe indicate a violation of law (other than minor traffic violations) or Illinois Gaming Board Rule or a holder's internal controls committed by suppliers or licensed employees including, without limitation the performance of licensed activities different than those permitted under their license. The duty to disclose to the Illinois Gaming Board changes in information continues throughout the period of licensure. A duty exists to promptly disclose the identity of a compensated agent acting on behalf of the holder of an owner's license with regard to action by the Illinois Gaming Board.

      A holder of an owner's license is subject to the imposition of fines, suspension or revocation of its license for any act or failure to act on the part of the licensee or its agents or employees that is injurious to the public health, safety, morals, good order or general welfare of the people of the State of Illinois or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois, including, without limitation, (i) failing to comply with or make provision for compliance with applicable legal requirements including the Illinois Riverboat Act, the rules promulgated thereunder or any other applicable Federal, state or local law or regulation or order or failure by the holder of an owner's license to comply with or make provisions for complying with the holder's internal controls; (ii) failing to comply with any rule, order or ruling of the Illinois Gaming Board or its agents pertaining to gaming; (iii) receiving goods or services from a person or business entity which does not hold any required supplier's license; (iv) being suspended or ruled ineligible for a gaming license or having a gaming license revoked or suspended in any state or gaming jurisdiction; (v) associating with, either socially or in business affairs, or employing persons of notorious or unsavory reputation or who have extensive police records or who have failed to cooperate with any officially constituted investigatory or administrative body if public confidence and trust in gaming would thereby be adversely affected; and (vi) employing in any Illinois riverboat's gaming operations any person known to have been found guilty of cheating or using any improper device in connection with any game.

      Minimum and maximum wagers on games are not established by regulation but are left to the discretion of the licensee; however, wagering may not be conducted with money or other negotiable currency. Riverboat cruises are limited to a duration of four hours, and pursuant to the language of the Illinois Riverboat Act, no gaming may be conducted while the riverboat is docked. Illinois Gaming Board Rule,
Section 3000.500, currently permits gaming during the 30-minute time periods at the beginning and end of a cruise while the passengers are embarking and disembarking (total gaming time per cruise is limited to four hours, however, including the pre- and post-docking periods). In addition, pursuant to Illinois Gaming Board Rule, Section 3000.510, dockside gaming is permitted if the captain of the riverboat reasonably determines that it is unsafe to cruise due to inclement weather, mechanical or structural problems or river icing. Recent pronouncements by the Illinois Gaming Board indicate that the explanations for failure to cruise pursuant to Illinois Gaming Board Rule, Section 3000.510 will be scrutinized and that any abuse of the rule will result in disciplinary actions, which may include, among other things, any of the following: cancellation of future cruises, penalties, fines and suspensions or revocation of license. In such event, the riverboat must be cleared at least once every four hours, at which time a new gaming session may commence; patrons may leave the vessel at any time but may only board the vessel during the first 30 minutes of the gaming session. No person under the age of 21 is permitted to wager, and wagers may only be taken from a person present on a licensed riverboat. With respect to electronic gaming devices, the payout percentage may not be less than 80% nor more than 100%.

      The Illinois Riverboat Act imposes a 20% wagering tax on adjusted gross receipts from gaming. The tax imposed is to be paid by the licensed owner to the Illinois Gaming Board on the day after the gaming day when the wagers were made. The Illinois legislation also requires that licensees pay a $2.00 admission tax for each person admitted to a gaming cruise.

      An ownership interest in a business entity (other than a publicly traded corporation) which has an interest in a holder of an owner's license may only be transferred or pledged as collateral with leave of the Illinois Gaming Board. Any person or entity who or which, individually or in association with others, acquires directly or indirectly, beneficial ownership of more than 5% of any class of voting securities or non-voting securities convertible into voting securities of a publicly traded corporation which holds an ownership interest or a beneficial interest in the holder of an owner's license is required to file a Personal Disclosure Form 1. (The Illinois Gaming Board, however, takes the position that it can require any individual or entity seeking a transfer of an ownership interest in an owner's license to file a personal disclosure Form 1.) The Personal Disclosure Form 1 forms the basis of investigation by the Illinois Gaming Board to determine suitability of the person or entity seeking transfer of an ownership interest. If the Illinois Gaming Board denies an application for such a transfer, commencing as of the date the Illinois Gaming Board issues a notice that it denies such application, it will be unlawful for such applicant to receive any dividends or interest on his shares, to exercise, directly or indirectly, any right conferred by such shares, or to receive any remuneration from any person or entity holding any license under the Illinois Riverboat Act for services rendered. If the Illinois Gaming Board denies an application for such a transfer and if no hearing is requested or if the Illinois Gaming Board issues a final order of disqualification, the holder of an owner's license shall purchase all of the disqualified person's or entity's shares at the lesser of either the market price or the purchase price for such shares.

      A holder of an owner's license can only make distributions to stockholders to the extent such distributions would not impair the financial viability of the gaming operation. Factors to be considered should include but not be limited to the following: (i) working capital requirements, (ii) debt service requirements, (iii) repairs and maintenance requirements and (iv) capital expenditure requirements.

     Holders of an owner's license must immediately inform the Illinois Gaming Board and obtain formal approval from the Illinois Gaming Board whenever a change is proposed in the following areas: key persons; type of entity; equity and debt capitalization of entity; investors and/or debt holders; sources of funds; applicant's economic development plan; riverboat capacity or significant design change; gaming positions; anticipated economic impact; or pro forma budgets and financial statements.

      The Company is subject to certain risks associated with the promulgation of new or revised rules that could adversely affect the Company's operations. The Illinois Riverboat Act may be amended, and new or revised rules may be promulgated, changing the number of available licenses or gaming locations in Illinois, or otherwise changing Illinois gaming regulations. Although no new or revised rules have been promulgated in the last 20 months, no assurance can be given that no such rules would be promulgated, and the Company has no control over such developments. In addition, uncertainty exists from time to time regarding the Illinois gaming regulatory environment due to the limited experience in interpreting the Illinois Riverboat Act and the rules promulgated thereunder. For example, changes in membership of the Illinois Gaming Board resulted in a vote being taken to prohibit any dockside gambling which was narrowly defeated by a vote of three to two. Due to the relative novelty of this regulatory environment, there can be no assurance that adverse regulatory developments will not occur in the future or that adverse interpretations of rules will not be issued.

     Louisiana Gaming Regulation

      In  July  1991,  the  Louisiana legislature  adopted  legislation permitting certain types of gaming activity on certain rivers and waterways in Louisiana. The legislation granted authority to supervise riverboat gaming activities to the Louisiana Riverboat Gaming
Commission and the Riverboat Gaming Enforcement Division of the Louisiana State Police (the "Louisiana Enforcement Division"). The
Louisiana Riverboat Gaming Commission is authorized to hear and determine all appeals relative to the granting, suspension, revocation, condition or renewal of all licenses, permits and applications. In addition, the Louisiana Riverboat Gaming Commission must establish regulations concerning authorized routes, duration of excursions, minimum levels of insurance, construction of riverboats and periodic inspections. The Louisiana Enforcement Division is authorized to investigate applicants and issue licenses, investigate violations of the statute and conduct continuing reviews of gaming activities.

      The statute authorizes issuance of up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish.

     In issuing a license, the Louisiana Enforcement Division must find that the applicant is a person of good character, honesty and integrity and a person whose prior activities, criminal record, if any, reputation, habits, and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The Louisiana Enforcement Division will not grant a license unless it finds that: (i) the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino; (ii) the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Louisiana Enforcement Division; (iii) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat so as to ensure the safety of its passengers; (iv) the applicant submits a detailed plan of design of the riverboat in its application for a license; (v) the applicant designates the docking facilities to be used by the riverboat; (vi) the applicant shows adequate financial ability to construct and maintain a riverboat; and (vii) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications.

      Certain persons affiliated with a riverboat gaming licensee, including directors and officers of the licensee, directors and officers of any holding company of the licensee involved in gaming operations, persons holding five percent or greater interests in the licensee, and persons exercising influence over a licensee ("Affiliated Gaming Persons"), are subject to the application and suitability requirements of the Louisiana gaming law.

      The Louisiana gaming law specifies certain restrictions and conditions relating to the operation of riverboat gaming, including the following: (i) gaming is not permitted while a riverboat is docked, other than the forty-five minutes between excursions, and during times when dangerous weather or water conditions exist; (ii) each round-trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (iii) agents of the Louisiana Enforcement Division are permitted on board at any time during gaming operations; (iv) gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers; (v) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (vi) gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair or storage of such equipment; (vii) wagers may be received only from a person present on a licensed riverboat;
(viii)  persons under 21 are not permitted in designated gaming  areas;
(ix) except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat; (x) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (xi) licensees must have adequate protection and indemnity insurance; (xii) licensees must have all necessary Federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (xiii) gaming may only be conducted in accordance with the terms of the license and the rules and regulations adopted by the Louisiana Enforcement Division.

     An initial license to conduct riverboat gaming operations is valid for a term of five years. The Company was issued an initial operator's license by the Louisiana Enforcement Division on December 6, 1993. The Louisiana gaming law provides that a renewal application for the period succeeding the initial five year term of the operator's license must be made to the Louisiana Enforcement Division. The application for renewal consists of a statement under oath of any and all changes in information, including financial information, provided in the previous application.

      The transfer of license or permit or an interest or permit is prohibited. The sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition (a "Transfer") by any person of securities which represent 5% or more of the total outstanding shares issued by a corporation that holds a license is subject to Louisiana Enforcement Division disapproval. A security issued by a corporation that holds a license must generally disclose these restrictions. Prior Louisiana Enforcement Division approval is required for the Transfer of any ownership interest of 5% or more in any non-corporate licensee or for the Transfer of any "economic interest" of 5% or more in any licensee or Affiliated Gaming Person. An "economic interest" is defined for purposes of a "Transfer" as any interest whereby a person receives or is entitled to receive, by agreement or otherwise, a profit, gain, thing of value, loan, credit, security interest, ownership interest or other economic benefit.

      A licensee must notify the Louisiana Enforcement Division of any withdrawals of capital, loans, advances or distributions in excess of 5% of retained earnings for a corporate licensee, or of capital accounts for a partnership or limited liability company licensee, upon completion of any such transaction. No prior approval of any such withdrawal, loan, advance or distribution is required, but any such transaction is ineffective if disapproved by the Louisiana Enforcement Division within 120 days after the required notification. In addition, the Louisiana Enforcement Division may issue an emergency order for not more than 10 days prohibiting payment of profits, income or accruals by, or investments in, a licensee.

     Riverboat gaming licensees and their Affiliated Gaming Persons are required to notify the Louisiana Enforcement Division within thirty days after the receipt by any such persons of any loans or extensions of credit. The Louisiana Enforcement Division is required to investigate the reported loan or extension of credit, and to either approve or disapprove the transaction. If disapproved, the loan or extension of credit must be rescinded by the licensee or Affiliated Gaming Person. The Company is an Affiliated Gaming Person of its Louisiana subsidiary that is the licensee of the Players Lake Charles Riverboat and the Players Star Riverboat. On March 23, 1995, the Company received from the Louisiana Enforcement Division approval of the sale and issuance of 10-7/8% Senior Notes, the execution and delivery of a Guarantee by the Company's Louisiana subsidiaries, and the making and repayment of loans from the Company to its Louisiana subsidiaries, in amounts up to the amount of the Notes. Any other advances by the Company to its Louisiana subsidiaries in the form of loans or other intercompany indebtedness are subject to the disapproval power of the Louisiana Enforcement Division.

      Fees for conducting gaming activities on a riverboat include (i) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter plus (ii) 18-1/2% of net gaming proceeds.

      In July 1991, Louisiana also authorized operation of VLTs at various types of facilities in the state, including bars, truckstops, racetracks and off-track betting parlors.

      Proposals to amend or supplement Louisiana's riverboat gaming statute are frequently introduced in the Louisiana state legislature. No assurances can be given that changes in Louisiana gaming law will not occur, or that such changes will not have an adverse impact on the Company's business in Louisiana.

     Nevada Gaming Regulation

      The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. Gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board") and various other county and city regulatory agencies, including the City of Mesquite, collectively referred to as the "Nevada Gaming Authorities."

      The Company is required to be registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and to be found suitable to own the stock of Players Nevada. Players Nevada is required to be licensed (a "Corporate Licensee") by the Nevada Gaming Authorities in order to conduct nonrestricted gaming operations at the Players Island Resort. In addition, each of the officers and directors of the Company and Players Nevada, and Merv Griffin as a controlling shareholder of the Company, are required to be licensed or found suitable under Nevada gaming laws. On June 21, 1995, the Nevada Commission approved the application of the Company to be a Registered Corporation and Players Nevada to be a Corporate Licensee.

      As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive, any percentage of profits from a Corporate Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities.

      The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Players Nevada in order to determine whether such individual is suitable or should be licensed as a business associate of a Corporate Licensee. Officers, directors and certain key employees of Players Nevada have been required to file applications with the Nevada Gaming Authorities and will be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the activities of the Corporate Licensee will be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant  for licensing or a finding of suitability must pay  all  the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

      The Company and Players Nevada are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Players Nevada are required to be reported to or approved by the Nevada Commission. The guaranty of the Notes and the pledge of its stock in connection with the Bank Facility by Players Nevada have been approved by the Nevada Commission.


      If it were determined that the Nevada Act was violated by Players Nevada, the licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, Players Nevada and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning or suspension of the licenses of Players Nevada could (and revocation of any license of Players Nevada would) materially adversely affect the Company.

      Any beneficial holder of a Registered Corporation's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Registered Corporation's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

      The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

      Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of the Company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with them, it (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, necessary, the immediate purchase of said voting securities for cash at fair market value.

      The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by pay of principal, redemption, conversion, exchange, liquidation, or similar transaction.

      The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner of the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Company may also be required to disclose to the Nevada Commission, upon its request, the identities of any of its securityholders. The Nevada Commission has the power to require the stock certificates of the Company to bear a legend indicating that the securities are subject to the Nevada Act. It is unknown whether the Nevada Commission will impose such a requirement on the Company.

      As a Registered Corporation, the Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Approval of a public offering does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the Prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

     The regulations of the Nevada Board and the Nevada Commission also provide that any entity which is not an "affiliated company", as such term is defined in the Nevada Act, or which is not otherwise subject to the provisions of the Nevada Act or such regulations, such as the Company, which plans to make a public offering of the securities intending to use such securities, or the proceeds from the sale thereof for the construction or operation of gaming facilities of Nevada, or to retire or extend obligation incurred for such purposes, may apply to the Nevada Commission for prior approval of such offering. The Nevada Commission may find an applicant unsuitable to be a holding company based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, the Nevada Board Chairman has ruled that it is not necessary to submit an application. The exchange of the New Notes for the Old Notes ("the Exchange") qualified as a public offering (as such term is defined in the Nevada Act). In addition, (i) a corporate Licensee may not guarantee a security issued by a Registered Corporation pursuant to a public offering without the prior approval of the Nevada Commission; and (ii) restrictions on the transfer of the stock of a Corporate Licensee and agreements not to encumber such stock (collectively, "Stock Restrictions") are ineffective without approval of the Nevada Commission. Approval of the guarantee by Players Nevada and of the Stock Restrictions was granted by the Nevada Commission.

     Changes in the control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

       The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. Approvals are, in certain circumstances, required from the Nevada
Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

      License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the state of Nevada and to the counties and cities in which the Corporate Licensee's operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received up to a maximum of 6.25%; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments.

      Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

     Missouri Gaming Regulation

      In November 1992, the voters of Missouri approved a referendum authorizing riverboat gaming in Missouri. In 1993, the Missouri
Legislature enacted legislation which substantially revised the referendum legislation regarding riverboat gaming and its regulation (the "Missouri Gaming Act"). The Missouri Gaming Act established the Missouri Gaming Commission, which has broad jurisdiction over and supervisory powers concerning gaming operations conducted under the Missouri Gaming Act. Following a challenge to legislation authorizing riverboat casino gaming, a January 1994 Missouri Supreme Court ruling created uncertainties regarding the extent to which casino gaming is constitutional in Missouri. In February 1994, the Missouri legislature passed legislation which would permit the voters to amend the State Constitution to permit legislation reauthorizing riverboat casino gaming consistent with the State Constitution. The vote on the proposed State Constitutional amendment was held in April 1994 to permit games of chance on riverboat casinos. In the April 1994 vote, the State Constitutional amendment was narrowly defeated. As a result of the Missouri legislature's actions in February 1994, several municipalities in Missouri which had previously approved local ordinances permitting gaming, including the City of Maryland Heights resubmitted the local gaming activities ordinances to the voters in April 1994 as well. The Maryland Heights ordinance was approved by municipal voters in the April 1994 vote. Subsequently, at the statewide general election held November 8, 1994, a second proposal to amend the Missouri Constitution to permit games of chance on riverboats and floating facilities on the Missouri and Mississippi Rivers was adopted. As a result thereof, effective December 8, 1994, reel slot machines and other games of chance were authorized for use in Missouri casinos.

      Under the Missouri Gaming Act, gaming is permitted in Missouri only on the Missouri and Mississippi Rivers. The Missouri Gaming Act calls for licensure of owners (Class A license), operators (Class B license), suppliers and gaming-related occupations. There is no statewide numerical limit to the number of licenses which may be granted. As a result of the Missouri legislature's May 1994 amendments to the Missouri Gaming Act, prior uncertainty regarding whether any city or county outside of the two major metropolitan areas of Missouri (St. Louis/St. Louis County and the Kansas City metropolitan area) may be granted more than one license has been removed. Under the May 1994 amendments to the Missouri Gaming Act, any city or county may be granted more than one license if the "home dock" city or county has authorized more than one excursion gaming boat. However, within all cities and counties in Missouri the Missouri Gaming Commission has the ultimate responsibility for setting the number, location and type of licensed boats. As noted above, excursion gaming boats also must be authorized by the local home dock city or county.

      On May 24, 1995, the Company's amended application for a gaming license at the Maryland Heights Project was approved for investigation and processing by the Missouri Gaming Commission. The Missouri Gaming Commission is considering licensing applications for review in selected pools of three and has chosen the Company's and Promus' applications for consideration in the next such pool. To date, five gaming licenses have been issued by the Missouri Gaming Commission, two for the metropolitan St. Louis area in the eastern part of the state, two for the Kansas City area (approximately 250 miles west of St. Louis), and one for St. Joseph, in the northwestern part of Missouri. The two licenses in the St. Louis area are based in the City of St. Louis, approximately 20 miles east of the Company's proposed development in Maryland Heights, and in St. Charles, across the Missouri River and approximately five miles from the Company's proposed Maryland Heights development. The City of Maryland Heights previously passed ordinances permitting two riverboat casinos to be based within its city limits and giving preliminary local approval to the proposed projects of both the Company and Promus. The Missouri Gaming Act does not limit the statewide number of licenses that may be granted. Under the Missouri Gaming Act, as amended by the Missouri Legislature in May 1994 and as signed into law by the Missouri Governor shortly thereafter (the
"Amended Missouri Gaming Act"), multiple riverboat casinos can be licensed for operation in Maryland Heights. No assurance can be given, however, that the Company's gaming application will be approved for its proposed Maryland Heights operations, nor can any assurance be given that the Missouri Gaming Commission will not limit the number of licenses granted to Maryland Heights, to the St. Louis metropolitan area in which Maryland Heights is located, or on a statewide basis.

      The Missouri Gaming Act provides a maximum loss limit of $500 per individual player per gaming excursion. Gaming excursions are required by regulation to be no less than two hours and no more than four hours in duration. Excursion gaming boats are required to cruise, unless the Missouri Gaming Commission determines under applicable criteria to permit gaming at a continuously docked boat. Such criteria include, among other items, danger to the boat's passengers because of the location of the dock or excursion cruising conditions, disruption of interstate commerce, violation of another state's laws or Federal law, or possible interference with railway or barge transportation.

      The U.S. Coast Guard has previously advised the Missouri Gaming Commission that circumstances generally prevailing on the Missouri River, on which the Company's excursion gaming boat facility will be located if its application is granted, militate against cruising riverboats. While the Coast Guard has refused to instruct the Missouri Gaming Commission that all Missouri River operations be continuously docked riverboats, the U.S. Coast Guard has made clear its need to be advised of all plans to deal with risk factors from riverboat cruising operations. The U.S. Coast Guard, through the U.S. Army Corps of Engineers permit process, can veto a cruising riverboat gaming project for failing to meet its safety requirements. Additionally, Missouri Gaming Commission regulations provide for dockside operation even for a cruising riverboat under circumstances of inclement weather, mechanical difficulty or declaration by the U.S. Army Corps of Engineers that navigation on the Missouri River is unsafe. Traditionally, between the months of December and April the U.S. Army Corps of Engineers has "closed" the Missouri River by failing to warrant the navigational channel due to low water levels. The Missouri Gaming Commission has indicated that dockside operation is expected during this period.

      Licensees must establish financial responsibility sufficient to meet adequately the requirements of the proposed enterprise. Additionally, the Missouri Gaming Commission's regulations require that if the Company's application is granted, the Company's licensed subsidiary would be prohibited from allowing withdrawals of capital by, or making loans, advances, or distributions of any type of assets to, its owner(s), in excess of 5% of such entity's accumulated earnings without Missouri Gaming Commission approval.

      The Missouri Gaming Act also requires that the excursion gaming boat resemble historic Missouri riverboats, encourages use of Missouri resources, goods and services in the operation of the boat, and requires that the boat provide for nongaming areas, food service and a Missouri theme gift shop. Use of the space on any vessel and operating criteria are determined in accordance with rules and regulations of the U.S. Coast Guard. There is no size limit on Missouri gaming boats and no minimum or maximum space prescribed for gaming areas.

      The Missouri Gaming Act directly subjects the gaming enterprises to various Missouri taxes. An admission fee of $2.00 per ticket per excursion must be paid to the Missouri Gaming Commission. Licensees may charge any admission fee above the $2.00 amount that they desire. Gaming enterprises in Missouri are also subject to an "adjusted gross receipts tax" equal to 20 percent of the gross receipts from licensed gaming games and devices less winnings paid to wagerers. Owners/operators are subject to all other income taxes, sales taxes, earnings taxes, use taxes, property taxes or any other tax or fee levied by local, state or Federal governments.

      Transfer of a Class A or Class B gaming license (the type of licenses applied for in connection with the Maryland Heights application) is not permitted without approval of the Missouri Gaming Commission, nor may such interests be pledged as collateral to other than a regulated bank or savings and loan association without the approval of the Missouri Gaming Commission. No transfer of an interest of 5% or greater, directly or indirectly, in a publicly traded company holding a Class A or Class B license shall occur without the Missouri Gaming Commission's approval. Additionally, the Missouri Gaming Commission may require a licensee to maintain cash or cash equivalents, in an amount sufficient to protect patrons against defaults in gaming debts owed by the licensee.

      Application fees are based upon costs of investigation and approval of licenses. The minimum nonrefundable application fee is $50,000. The initial owner's Class A license granted and the first subsequent license renewal of an excursion gaming boat operator is for a period of one year. Thereafter, license renewal periods are every two years. The annual fee for licensure is $25,000.

     Kentucky Gaming Regulation

     The Company presently owns and operates Players Bluegrass Downs, a thoroughbred race track located in Paducah, Kentucky. Pursuant to the Kentucky statutes governing horseracing, the Kentucky Racing Commission (the "Racing Commission") has plenary power to promulgate administrative regulations prescribing conditions under which all legitimate horse racing and wagering thereon is conducted. The Racing
Commission issues race track licenses on an annual basis and awards racing dates subsequent to an annual application required to be filed with the Racing Commission. The Racing Commission may revoke or suspend a license if the Racing Commission has reason to believe that any provision of the Kentucky statutes, administrative regulations, or conditions established by the Racing Commission, has not been satisfied.

     Proposed Texas Gaming Legislation

      Since the Players Lake Charles Riverboat began operating on December 8, 1993, more than half of its patrons have come from Texas, with a significant portion coming from the metropolitan Houston area. Although casino gaming is not currently permitted in Texas, and the Attorney General of Texas has issued an opinion that gaming in Texas would require an amendment to the State's Constitution, the Texas legislature has considered various proposals to authorize casino gaming and two bills related to gaming were presented in the most recent legislative session that concluded on May 29, 1995. See "Business--Lake Charles Operations." Additional bills may be introduced from time to time whenever the legislature is in session. Since the Texas legislature (which meets every two years in odd-numbered years) did not pass legislation to amend the Texas State Constitution during the 1995 regular session, such legislation will have to await the next regular session in 1997, or a special session of the legislature. Special sessions can only be called by the Governor for matters that were pending in the regular legislative session. Governor George Bush has taken a public position against legalized casino gaming. A constitutional amendment requires a two-thirds vote of those present and voting in each house of the Texas state legislature and approval by the electorate at a referendum.

     U.S. Coast Guard

     Each cruising riverboat also is regulated by the U.S. Coast Guard, whose regulations affect boat design and stipulate on-board facilities, equipment and personnel (including requirements that each vessel be operated by a minimum complement of licensed personnel) in addition to restricting the number of persons who can be aboard the boat at any one time. All vessels operated by the Company must hold a Certificate of Inspection. Loss of the Certificate of Inspection of a vessel would preclude its use as an operating riverboat. The vessel must be dry-docked periodically for inspection of the hull, which will result in a loss of service that can have an adverse effect on the Company. For vessels of the Company's type, the inspection cycle is every five years. Less stringent rules apply to permanently moored vessels such as the dockside barges used by the Company. The Company believes that these regulations, and the requirements of operating and managing cruising gaming vessels generally, make it more difficult to conduct riverboat gaming than to operate land-based casinos.

      All shipboard employees of the Company employed on U.S. Coast Guard regulated vessels, even those who have nothing to do with the actual operation of the vessel, such as dealers, cocktail hostesses and security personnel, may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers'
compensation awards. The Company believes that it has adequate insurance to cover employee claims.



     Shipping Act Of 1916

      In order for the Company's vessels to have United States flag registry, the Company must maintain "United States citizenship" as defined in the Shipping Act of 1916, as amended (the "Shipping Act"), and other applicable statutes. A corporation operating any vessel in the coastwise trade, such as the Company, is not considered a United States citizen unless, among other things, United States citizens own 75% of its outstanding capital stock.

     Required Divestiture Of Common Stock

      There are various state and Federal regulations on the ownership of the Company's Common Stock. The Company's Articles of Incorporation and By-laws provide that if any governmental commission, regulatory authority, entity, agency or instrumentality (collectively, an "Authority") having jurisdiction over the Company or any affiliate of the Company or that has granted a license, certificate of authority, franchise or similar approval (collectively, a "License") to the Company or any affiliate of the Company orders or requires any stockholder to divest any or all of the shares owned by such stockholder (a "Divestiture Order") and the stockholder fails to do so by the date required by the Divestiture Order (unless the Divestiture Order is stayed), the Company will have the right to acquire the shares from the stockholder that the stockholder failed to divest as required by such Divestiture Order. If, after reasonable notice and an opportunity for affected parties to be heard, any Authority determines that continued ownership of the Company's Common Stock by any stockholder shall be grounds for the revocation, cancellation, non-renewal, restriction or withholding of any License granted to or applied for by the Company or any affiliate of the Company, such stockholder shall divest the shares that provide the basis for such determination, and if such stockholder fails to divest shares within 10 days after the date the Authority's determination becomes effective (unless the determination is stayed), the Company shall have the right to acquire such shares from the stockholder. If the Company determines that persons who are not citizens of the United States as determined under the Shipping Act or other applicable statutes (the "Foreign Citizens") own more than 25% of the Company's outstanding Common Stock, the Company may require the Foreign Citizen(s) who most recently acquired the shares that bring total Foreign Citizen ownership to more than 25% of the outstanding Common Stock (the "Excess Shares") to divest the Excess Shares to persons who are United States citizens. If the Foreign Citizen(s) so directed fail to divest the Excess Shares to United States citizens within 30 days after the date on which the Company gives a written notice to the Foreign Citizen(s) to divest the Excess Shares, the Company shall have the right to acquire the shares that the Foreign Citizen failed to divest as required by the Company's notice.

      Whenever the Company has the right to acquire shares from a stockholder pursuant to the provisions described in the preceding paragraph, the Company will pay the stockholder $.10 per share or such higher price as may be required by applicable legal requirements. Some state gaming regulations require a purchase price equal to the fair market value of the shares under certain circumstances described above. If there is no other applicable legal requirement, any amount payable to the stockholder in excess of $.10 per share will be paid in five equal annual installments with interest at the lower of the prime rate or the LIBOR rate, as published from time to time in the Wall Street Journal.

      When any Divestiture Order is entered or when the Company tenders the consideration for which it may acquire shares, as described above, the shares in question shall no longer be entitled to any voting, dividend or other rights until such time as they have been appropriately divested. The foregoing provisions of the Company's Articles of Incorporation and By-laws relating to required divestiture are in addition to, and not in replacement of, any applicable legal requirements.

      The provisions of the Articles of Incorporation and By-laws described above are uncommon and no controlling precedent has been found to determine how they would be enforced or whether they are enforceable.

     The terms of the Company's 10-7/8% Senior Notes, due 2005, feature certain analogous provisions which could give rise to the obligation of the holder to sell such Notes or the right of the Company to repurchase the Notes at a price equal to the lowest of the holder's cost, the principal amount or then current market prices.

     Paid Advertising And Marketing

       The Federal Communications Commission ("FCC") prohibits broadcasters from accepting advertising that actively promotes gaming, although the FCC does not ban all advertising for casinos. Federal regulation also restricts the circulation of certain materials related to gaming through the United States.

     Discouragement of Share Accumulations

      Various state limits requiring approvals of shareholdings over certain thresholds may discourage accumulations over such limits and therefore may discourage changes in control of the Company. The Federal laws referred to above may also discourage ownership by stockholders who are not United States citizens.



Item 2.   Properties

      Metropolis, Illinois: The Company leases its docking facilities in Metropolis, which cover 1,810 linear feet of riverfront, from the City of Metropolis pursuant to a 20-year lease with a 20-year renewal option at an annual rent of approximately $7,000. The Company also owns several parcels of land in Metropolis, some with buildings, aggregating approximately eight acres, and it leases an additional two acres. The owned or leased area is used primarily for free customer parking or as office space. Some of the land is being held for development, and some of the current parking area may be developed, in which event the Company believes suitable replacement parking space could be obtained.

      The Ohio River occasionally overflows its banks at Metropolis, most often during late winter and early spring. Such flooding may cover a portion of the Company's closest parking location, although the Company believes that it will still have adequate available parking within reasonable walking distance of its landing during typical flooding periods. Although the Ohio River did not overflow its banks at Metropolis during the flooding that occurred during the Summer of 1993, there can be no assurance that it will not do so in the future. If flooding is especially severe, it may be impractical for passengers to board the riverboat at its normal dock site. The Company has developed an emergency plan that would permit gaming activities to continue in such circumstances. Any use of an alternate landing because of flooding may result in some loss of service.

     Lake Charles, Louisiana: On January 25, 1995, the Company entered into a preliminary agreement (the "Beeber Agreement") with The Beeber Corporation ("Beeber") to purchase Players Hotel and approximately 15 acres of real estate comprising the landside facility for the Players Lake Charles Riverboat and the Lake Charles Star Riverboat (collectively, the "Property"). Under this arrangement, the Company has agreed to pay a total purchase price of $6.7 million for the Property consisting of (i) $5.5 million in cash, Common Stock based upon the per share closing price of Common Stock on January 25, 1995 ($12.17 per share, post-split adjusted) or a combination of cash and Common Stock to be determined by Beeber on or prior to July 25, 1995 and (ii) the Company's assumption of Beeber indebtedness secured by the Property in an amount not to exceed $1.25 million. In the event Beeber chooses to receive any portion of the purchase price in Common Stock, Beeber shall have the right for up to 36 months after the date of closing under the Beeber Agreement to require the Company to repurchase the Common Stock at a price equal to the closing price of the Common Stock on January 25, 1995 ($12.17 per share, post-split adjusted). In addition, Beeber has been granted certain piggyback registration rights to register the resale of Common Stock received as part of the purchase price. As additional consideration, the Company is required to continue making certain payments under a lease agreement dated May 19, 1993 between the Company and Beeber, as amended (the "Lake Charles Lease"). Currently, the Company is obligated to pay $2.50 per passenger for the first 800,000 passengers per year and $3.00 for each passenger in excess of 800,000 per year subject to certain exceptions for passengers who remain on board for more than one cruise and passengers who are given complimentary admissions, subject to certain limits ("Continuing Lease Payments"). Either party may terminate the Beeber Agreement under certain circumstances if a definitive purchase agreement has not been executed.

     The Company has obtained a commitment for a title insurance policy with respect to the Property. Such policy contains an exception with respect to a strip of lakefront land, outside the boundaries of the Property, which was previously under water, encroaches upon the Property and may be subject, under certain circumstances, to a claim of ownership by the State of Louisiana by virtue of certain riparian claims (the "Lakefront Strip"). The Company is in the process of negotiating a long-term lease with the State of Louisiana for the Lakefront Strip and certain waterbottoms (i.e., riparian rights) in order to obtain whatever rights the State of Louisiana may have in or to the Lakefront Strip. The Company has obtained written notification from the State of Louisiana concerning the State's affirmative intention to enter into such lease with the Company, and the Company has had preliminary discussions with the State of Louisiana concerning the terms of such lease. As a result, the Company does not anticipate any difficulty in executing such lease or any significant annual payments in connection therewith.

      Pending closing under the Beeber Agreement, the Company's use of the property is subject to the Lake Charles Lease, which relates to the portions of the Players Hotel the Company currently uses and expires in December 2003. The Company has the right to extend the term of the lease for up to 20 additional years by the exercise of four consecutive five year options. The Company also has the right to terminate the lease five years after its commencement. The annual rent is the greater of (i) an amount equal to the Continuing Lease Payment or (ii) a minimum rent for each of the 30 years, which varies from a low of $650,000 annually for the first five years of the lease to a high of $750,000 annually for the 26th through 30th years of the lease, assuming that the Company exercises its options to extend the lease.

      The Company's purchase of the Property, and the Continuing Lease Payments, are the subjects of litigation (the "Jebaco Litigation") recently filed by Jebaco, Inc., a corporation which by agreement with Beeber shares in the rent payable under the Lake Charles Lease ("Jebaco"). See "Legal Proceedings--Jebaco Litigation". The Jebaco Litigation involves a dispute concerning, among other things, the amount, manner of payment and manner of computation of the Continuing Lease Payments and whether the Continuing Lease Payments calculation must include gaming passengers on the Lake Charles Star Riverboat. The Company is currently in negotiations with Jebaco and Beeber to settle all issues involved in the Jebaco Litigation, but intends to proceed with its purchase of the Property notwithstanding the Jebaco Litigation or such negotiations. Based upon the outcome of the Jebaco Litigation or the settlement negotiations, the Company may be required to make Continuing Lease Payments based on gaming passengers on both the Players Lake Charles Riverboat and the Lake Charles Star Riverboat. The Company does not believe that inclusion of all such passengers in computation of the Continuing Lease Payments, as described above, will have a material adverse effect on the Company or its business.

      Mesquite, Nevada: In June 1994, the Company acquired a 45-acre site in Mesquite, Nevada from Gem Gaming, Inc. ("Gem Gaming"). The site is located just off Interstate 15 near the Nevada-Utah border, approximately 70 miles northeast of Las Vegas. The Company also acquired an option to purchase all or part of an adjacent 90-acre parcel (the "90 Acre Mesquite Option"). As total consideration, the Company paid approximately $12.5 million to Gem Gaming, comprised of $5 million in cash, approximately $4.2 million in Company Common Stock and a $3.2 million note. The Company also granted Gem Gaming a five year warrant to purchase up to 150,000 shares of the Company's Common Stock at an exercise price of $15.80 per share (post-split adjusted). The Company has closed an agreement to (i) exercise the 90 Acre Mesquite Option in part to acquire 17 acres of the 23 acre portion of the subject property that is zoned for casino development (the "17 Acre Parcel") for approximately $2.6 million, (ii) terminate the option for the remaining 73 acres of the subject property (the "73 Acre Parcel"), consisting of 67 acres that are not zoned for casino development and six acres that are zoned for casino development, (iii) subject the 73 Acre Parcel to a ten-year restriction against casino development or use and (iv) grant rights to the owner of the 73 Acre Parcel to, under certain circumstances, (A) participate (purchase up to a 40% equity interest) in a joint venture with the Company or its affiliates in any development of the 17 Acre Parcel by the Company or its affiliates, (B) acquire the 17 Acre Parcel for an amount equal to the Company's original purchase price, plus interest on such price at a rate of 8% per annum, if the Company, or its affiliates, fails to commence the development of such property within five years of the date of purchase (in which event the 17 Acre Parcel would be subject to a five-year restriction against casino-related development or use), and (C) so long as the Company has not yet commenced development of the 17 Acre Parcel, to require the Company to contribute the 17 Acre Parcel and participate as a joint venture party in the development of the entire 90 acre property by the owner of the 73 Acre Parcel, subject to the Company's reasonable consent, and with percentage interests based on fair market valuation of the relative contributions to the joint venture.

      The Company has also closed an agreement to lease additional land adjacent to the Players Island Resort, together with irrigation water rights for such land, to commence the development during fiscal 1996 of an 18-hole golf course, upon which the landlord has retained rights to develop a golf community housing development. The Company has leased the golf course property and related irrigation rights for 99 years at a starting annual rent of $216,000, subject to increase every five years based on the consumer price index. During fiscal 1996, the Company intends to invest approximately $7.5 million in leasehold improvements related to the development of the golf course; however, all such proposed expenditures have been included in the Company's $75-80 million construction budget.

     Maryland Heights, Missouri: The Company and Promus are evaluating two sites for purposes of developing the Maryland Heights Project, one site which Promus owns (the "Promus Site") and a separate site in which the Company has certain real property interests (described below). The two sites are not contiguous. Therefore, if the Maryland Heights Project is developed, only one of the sites will be utilized.

      The Company has acquired options, for which it paid cash of approximately $1,400,000, to lease and/or purchase and develop two parcels of real estate (the "Players Option Parcels") aggregating 218 acres located on the Missouri River in Maryland Heights, Missouri. On March 15, 1995, the Company exercised its option to lease one of the Players Option Parcels consisting of approximately 132 acres (the "132 Acre Parcel") at an exercise price of $780,000. By doing so, the Company became the tenant under an existing lease for the 132 Acre Parcel which provides, among other things, for maximum annual basic rent of $250,000, maximum annual percentage rent of $100,000, a 15-year term with four ten-year renewal options, and an option to purchase the 132 Acre Parcel (the "132 Acre Purchase Option") for a purchase price of $2,500,000 if exercised during the first lease year, or $3,000,000 if exercised during the second lease year. On March 17, 1995, the Company exercised the 132 Acre Purchase Option and thereby acquired title to such property. The owner of the Players Option Parcels recently instituted litigation against, among others, the Company. See "Legal Proceedings--Missouri Litigation." The option to lease the other Players Option Parcel (the "Remaining Parcel") expires on July 1, 1995. If the Company decides to exercise the option to lease the Remaining Parcel, basic annual rent will be approximately $175,000, plus percentage rent not to exceed $70,000 per year. Such lease would have a term of 15 years, with four ten-year renewal options. Basic rent and percentage rent increase to specified levels during the renewal terms. The lease for the Remaining Parcel would also give the Company the option to purchase the Remaining Parcel for $1,800,000 if exercised during the first lease year or $2,200,000 if exercised during the second lease year.

      While no definitive agreement has been reached, the Company presently expects that it and Promus will develop the Maryland Heights Project at the Promus Site. In such event, the Promus Letter of Intent contemplates that Players would make annual lease payments to Promus concerning the Promus Site equal to 2% of the first $50 million of net gaming revenue, as defined by the Missouri regulatory authorities, at the Company's Maryland Heights riverboat (the "Missouri Net Gaming Revenue"); 3% of the Missouri Net Gaming Revenue between $50 and $100 million; and 4% of the Missouri Net Gaming Revenue in excess of $100 million.

     Bluegrass Downs, Kentucky: In November 1993, the Company acquired Bluegrass Downs racetrack (currently known as Players Bluegrass Downs), located in Paducah, Kentucky, in anticipation that the Kentucky legislature would enact legislation to authorize casino-type gaming, such as slot machines and table games, at licensed racetracks. If any legislation is adopted permitting additional forms of gaming at racetracks, the Company currently plans to develop its track into a facility that would offer all permitted forms of gaming. There can be no assurance that such legislation will be adopted. The racetrack is approximately ten miles from the Company's Metropolis docking site. The next closest Kentucky racetrack to Metropolis is Ellis Park, which is approximately 100 miles from Paducah and Metropolis. Bluegrass Downs is on a 70 acre tract that includes a 5/8 mile oval racetrack; an enclosed 17,000 square foot clubhouse housing dining, wagering facilities and administrative areas; barns and related buildings that can accommodate 725 horses; and a parking area for more than 1,400 cars.

     Evansville, Indiana: The Company has entered into agreements with private parties that give it options to acquire sites in Evansville, Indiana. Evansville is near the southwest corner of Indiana on the Ohio River. One license was approved for issuance to a third party for a riverboat based in Evansville. Although more than one license is permitted by statute to be awarded for Evansville, it is unlikely that the Company will pursue such a license, if it should ever become available, or that it will exercise its Evansville real estate options for development of a riverboat facility.



License with Merv Griffin and The Griffin Group

      The Company is a party to a license (the "Griffin License") with The Griffin Group, which is a company controlled by Mr. Merv Griffin, a major stockholder of the Company, under which Mr. Griffin acts as the public representative for all of the Company's riverboat and dockside casinos. In addition, Mr. Griffin provides other services, principally of a promotional nature. This relationship with Mr. Griffin is designed to develop, on the Company's behalf, a high profile in new markets and access to national media. The Company features Mr. Griffin in print, radio and television advertisements. The Company's right to Mr. Griffin's services are exclusive in the riverboat and dockside casino industry, except that Mr. Griffin has the right to represent casinos of Resorts International, Inc. ("Resorts"). Resorts currently has only one land-based casino in Atlantic City, New Jersey but may be examining the possibility of developing riverboat and other land-based casinos. In consideration of Mr. Griffin's services under the Griffin License, the Company, in 1992, issued to The Griffin Group a warrant to purchase
2.1 million shares of Common Stock with an exercise price of $2.67 per share (post-split adjusted). The warrant currently is outstanding and has not been exercised. In addition, the Griffin License requires the Company to pay annual fees to The Griffin Group for each riverboat casino complex equal to the greater of (i) $50,000 or (ii) an amount based upon a percentage of the respective casino's earnings per fiscal year before depreciation, interest and taxes ("EBDIT") for the year.

      The Griffin License has an initial four-year term expiring December 31, 1996; provided, however, the fee payable under clauses (i) or (ii) is not payable with respect to the Metropolis Complex and the Players Lake Charles Riverboat through December 31, 1996. The EBDIT fee payable to The Griffin Group is payable in the following cumulative amounts: to the extent that EBDIT per complex is $15 million or less, the payment is two-thirds of 1% of EBDIT (against which any minimum $50,000 payment for the particular riverboat will be credited); to the extent that EBDIT per complex is more than $15 million but not more than $30 million, the additional payment is 1% of EBDIT in excess of $15 million; and to the extent that EBDIT per complex is more than $30 million, the additional payments will be 1 1/2% of EBDIT in excess of $30 million. The Griffin Group also is entitled to reimbursement of certain expenses and indemnification against certain claims. Mr. Griffin will be entitled to additional compensation, as negotiated in good faith, if he hosts, produces or performs in any shows at a Company casino. The Company has the right to renew the Griffin License indefinitely from year-to-year thereafter.

      The Company has initiated discussions with The Griffin Group concerning the extension of the Griffin License to the Company's development projects and to the Lake Charles Star Riverboat.



Item 3.   Legal Proceedings

     Ornstein and Mississippi Gold, Inc. Litigation

      On June 7, 1994, Marvin Ornstein and Mississippi Gold, Inc. ("MGI") filed a lawsuit in the United States District Court for the Southern District of Illinois against the Company, PCI, Inc. (a subsidiary of the Company), Morton Friedman, individually and as Chairman-Director of the Illinois Gaming Board, the Illinois Gaming Board and the Illinois State Police. The complaint alleges that the Company and PCI, Inc. defamed Mr. Ornstein and MGI as a result of the publication of certain statements made by the Illinois Gaming Board in 1990 concerning the licensability of Mr. Ornstein. The complaint further alleges that the defendants conspired to prohibit Mr. Ornstein and MGI from being licensed for riverboat gaming in Illinois. The complaint requests an unspecified amount for compensatory damages and punitive damages and seeks recovery of attorneys' fees and costs. Previous litigation between the Company and Mr. Ornstein and MGI in New Jersey state court, involving substantially similar factual matters, was settled by the Company's payment of $10,000 to Mr. Ornstein and MGI.

     Missouri Litigation

     The Company has been sued by Roy W. Fischer, Jr., the owner of the Company's proposed site in Maryland Heights, in both state and Federal court in St. Louis, Missouri. The suits allege that the Company has breached its obligations under certain agreements the Company allegedly entered into directly or indirectly with Mr. Fischer and claim actual and punitive damages that in the aggregate exceed $30,000,000. See "Properties--Maryland Heights, Missouri." One of the state court actions also names Promus as a co-defendant. The Company believes these lawsuits to be without merit and is vigorously defending them in all respects. In addition, on March 13, 1995, Mr. Fischer filed suit in Missouri state court against the Missouri Gaming Commission, and its members individually, seeking to effectively prohibit the issuance of a gaming license to Harrah's Maryland Heights Corporation (a Promus affiliate) for its site in Maryland Heights, and for fees and costs of suit.

     Poulos and Ahern Litigation

     The Company, certain suppliers and distributors of video poker and electronic slot machines and over forty other casino operators have been named as defendants in a class action suit filed April 26, 1994 in the United States District Court, Middle District of Florida, by William Ahern and William H. Poulos. The plaintiffs allege common law fraud and deceit, mail fraud, wire fraud and Racketeer Influenced and Corrupt Organizations Act violations in the marketing and operation of video poker games and electronic slot machines. The suit seeks unspecified damages and recovery of attorneys' fees and costs. On December 9, 1994, an Order was entered by the District Court in Florida transferring the consolidated action to the United States District Court for the District of Nevada. Motions for class certification and motions to dismiss are pending. Although discovery is in the preliminary stages, the Company believes that the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

     Jebaco Litigation

      On May 12, 1995, Jebaco filed suit in Louisiana State Court for, among other things: injunctive relief to prevent the Company's purchase of the Property from Beeber; judicial dissolution of the Company's original acquisition (from Jebaco) of the Company's option to enter into the Lake Charles Lease; a judicial determination of the amount, manner of computation and manner of payment of the Continuing Lease Payments; an accounting; and monetary damages. See "Properties--Lake Charles, Louisiana". Although a temporary restraining order was originally issued against the Company's purchase of the Property, the Louisiana State Court on May 24, 1995 dissolved the temporary restraining order and refused to issue a preliminary injunction, thereby permitting the purchase of the Property to proceed. The Company believes that this litigation represents a dispute primarily between Jebaco and Beeber. The Company is prepared to compute and pay the Continuing Lease Payments in the manner required under all applicable agreements, as determined by the Court, and does not anticipate that such required payments would have a material adverse effect on the Company or its business. The Company, Beeber and Jebaco are engaged in settlement negotiations to resolve all issues raised in such litigation.


Item 4.   Submission of Matters to a Vote of Security Holders


      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended March 31, 1995.


                             PART II


Item 5.Market for the Registrant's Common Equity and Related
       Stockholder Matters


     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "PLAY". The following table sets forth the high and low closing sale prices of the Company's Common Stock, as reported by the Nasdaq National Market, during the periods indicated.
                                  High        Low

     Fiscal 1994

          First Quarter         13-5/6       7-7/12
          Second Quarter            16       9-7/12
          Third Quarter        18-5/12     14-11/12
          Fourth Quarter        19-5/6       13-1/3

     Fiscal 1995

          First Quarter        15-1/12           10
          Second Quarter        16-1/6      9-7/12
          Third Quarter       16-11/12       11-5/6
          Fourth Quarter      18-11/12       12-1/6

     Fiscal 1996

          First Quarter (through June 22, 1995)22-2/3  18-1/4


      The last reported sales price of the Common Stock on the Nasdaq National Market on June 22, 1995 was 19-1/2 per share. There were approximately 518 holders of record of the Company's Common Stock as of June 22, 1995.

      On April 26, 1995, the Company declared a 3-for-2 Common Stock split, which was paid on May 19, 1995 to stockholders of record as of the close of business on May 8, 1995. The above information has been adjusted to reflect the 3-for-2 split.

      The Company has never declared or paid cash dividends on its Common Stock. The Company presently intends to retain earnings to finance the operation and expansion of its business. Under the terms of the covenants of its proposed Bank Facility, the Company's wholly owned subsidiaries cannot pay dividends to the Company nor can the Company pay cash dividends to holders of its Common Stock.


Item 6.   Selected Consolidated Financial Data

      Selected consolidated financial data for the years ended March 31, 1993, 1994 and 1995 is presented below. In fiscal year 1993 the Board of Directors of the Company approved a plan to concentrate its efforts on the development and operation of riverboat casinos and to discontinue its marketing of various services and products, therefore, data for the years ended March 31, 1991 and 1992 is not presented due to the lack of comparability.


                                   Year Ended March 31,

                             1993        1994       1995
                           (in thousands, except per share data)

Operations Data:

Total revenues from
  continuing operations      $ 5,729   $107,082     $223,695
Income (loss) from
  continuing operations      (4,142)     17,452       45,755
Loss associated with
  discontinued operations    (7,031)       --           --
Cumulative effect of
  change in accounting
  principle                     --        3,500         --
Net income (loss)         $ (11,173)     $20,952     $45,755


Earnings per Common Share
  Assuming Full Dilution:

Income (loss) from
  continuing operations         $(.32)     $.60         $1.45
Loss associated with
  discontinued operations       $(.54)     --               --
Cumulative effect of
  change in accounting
  principle                    --           $.12          --
Net income (loss)               $(.86)      $.72        $1.45


Balance Sheet Data:


Cash, cash equivalents and
  marketable securities         $8,791   $77,546      $50,332


Total assets                   $26,542   $138,565    $223,790


Long term debt, including
  current portion            $  17,648    $  5,865    $  8,907


Total stockholders'
  equity (deficit)               $(86)   $115,844    $176,143


Cash dividends declared
  per common share                --          --         --

Selected Quarterly Financial Information (Unaudited)

      Set forth below is selected financial information for the last eight fiscal quarters. In management's opinion, the results depicted below have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented when read in conjunction with the Historical Consolidated Financial Statements and notes thereto contained elsewhere herein. Results of operations are somewhat seasonal in nature with relatively greater revenues and net income earned in the second and third quarters of each fiscal year as compared to the first and fourth quarters of each fiscal year. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

                         First        Second     Third     Fourth
                         Quarter     Quarter    Quarter   Quarter     Total
                                      (in thousands)
Fiscal 1994
Net gaming revenues:
Lake Charles,
  Louisiana                (1)        (1)  $5,115(1)      $25,622    $30,737
Metropolis,
  Illinois              $15,709    $18,208   $15,880      $15,339    $65,136
Total revenues          $18,310    $20,255   $23,271      $45,246   $107,082

Adjusted EBITDA (2)      $7,172     $7,552    $7,426      $15,509    $37,659
Income from continuing
  operations before other
  income and provision
  for income taxes       $5,256     $5,175    $3,522      $12,935    $26,888
Income from continuing
  operations             $2,897     $3,965    $2,503       $8,087    $17,452
Net income               $6,397     $3,965    $2,503       $8,087    $20,952
Earnings per common and
  common equivalent share    $.31     $.13       $.08         $.21       $.73
Earnings per common share-
  assuming full dilution     $.28     $.13       $.08         $.23       $.72

Fiscal 1995
Net gaming revenues:
Lake Charles,
  Louisiana             $27,418    $35,262   $37,262      $36,143   $136,085
Metropolis,
  Illinois              $17,279    $19,827   $18,184      $19,567    $74,857
Total revenues          $48,326    $58,858   $58,665      $57,846   $223,695

Adjusted EBITDA (2)     $17,509    $22,829   $19,713      $20,529    $80,580
Income from continuing
  operations before other
  income and provision
  for income taxes      $15,745    $20,907   $17,190      $16,707    $70,549
Income from continuing
  operations            $10,441    $13,310   $11,575      $10,429    $45,755
Net income              $10,441    $13,310   $11,575      $10,429    $45,755
Earnings per common and
  common equivalent share  $.34        $.43     $.37         $.33     $1.47
Earnings per common share-
  assuming full dilution   $.34       $.42     $.37          $.32    $1.45

(1) The Players Lake Charles Riverboat did not commence operations until December 8, 1993.

(2) Represents earnings from continuing operations before interest income (expense), provisions for income taxes, depreciation and amortization, pre-opening expenses, one-time, non-cash compensation expense during fiscal 1994 and other income. Adjusted EBITDA is not intended to represent cash flows for any of the quarterly periods, nor has it been presented as an alternative to income from continuing operations as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA-based information is presented solely as supplemental disclosure because EBITDA is frequently used to analyze companies on the basis of operating performance, leverage and liquidity.



Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations


      The Company currently owns and operates a riverboat casino in Metropolis, Illinois, which commenced operations on February 23, 1993, and two riverboat casinos in Lake Charles, Louisiana, the Players Lake Charles Riverboat, which commenced operations on December 8, 1993, and the Lake Charles Star Riverboat, which was acquired on March 31, 1995 and commenced operations on April 27, 1995. The Company also operates a horse racetrack in Paducah, Kentucky, which was acquired in November 1993. Operations also include pre-opening and gaming development costs associated with the development of casino and entertainment facilities. The Company has plans to continue the development and operation of additional casino complexes. See "Business--Projects Under Development" and "Development Opportunities."

      In May 1993, the Board of Directors of the Company approved a plan that discontinued the marketing of various services and products relating to the gaming, travel and entertainment industries. As a result, the Company has restated, effective as of May 1993, the financial statements previously reported to reclassify all prior operations, except for those relating to casino operations and its Kentucky racetrack, as discontinued operations. Accordingly, a reserve for loss on disposition of discontinued operations was established to offset any potential losses from these activities.

      In the course of its business, the Company has had numerous discussions, and continues to have discussions regarding joint ventures and business combinations, as well as possible site acquisitions or options. No assurances can be given about the likelihood or timing of any such transaction.

      As used herein, "fiscal 1993", "fiscal 1994", "fiscal 1995" and "fiscal 1996" refer to the years ended March 31, 1993, 1994, 1995 and 1996, respectively.


Liquidity and Capital Resources

     For the twelve months ended March 31, 1995, the Company generated $52.1 million in cash from its operating activities as compared to $23.9 million for the same period of the prior year. The operation of two riverboat facilities for the entire twelve months ended March 31, 1995 as compared to one facility for the majority of the prior year period accounted for the increase in cash generated by operating activities. As of March 31, 1995, the Company had $50.3 million in cash and cash equivalents and marketable investment grade debt securities as compared to $77.5 million as of March 31, 1994. The decrease in cash and cash equivalents and marketable investment grade debt securities reflects the $50 million of cash used in investing activities during fiscal 1995 consisting primarily of $33 million in construction and land costs attributable to Players Island Resort, $42 million for the purchase of the Showboat Star Partnership Interest, and net proceeds of $36.5 million from the purchases and sales of marketable securities.

      The Company is pursuing the development or acquisition of additional gaming and entertainment facilities which will require extensive amounts of capital. Based on the projects currently under development, the Company estimates that it could spend approximately $250 million over the next twelve months. The Company expects to fund these expenditures from (i) cash on hand, (ii) the issuance long term debt in April 1995, (iii) cash flow from operations and, if needed,
(iv) drawings available under a bank facility currently being negotiated.

      In June 1994, the Company acquired land to construct and operate a new casino resort in Mesquite, Nevada. The Company acquired approximately 45 acres of land and an option to acquire an additional 90 acres for total consideration of $12.5 million, comprised of $5.1 million in cash, $4.2 million of the Company's Common Stock and a $3.2 million note, which is payable when the Players Island Resort opens. The estimated cost of the Players Island Resort, including land acquisition costs and costs of developing a golf course is approximately $75 to $80 million. Through March 31, 1995, including the land acquisition costs described above, the Company had invested approximately $43.7 million in the Players Island Resort. The Company expects to spend up to an additional $36 million to complete the facility.


      In addition to $52 million spent to acquire the Showboat Star Partnership, (consisting of $42 million paid on March 31, 1995 and $10 million paid in April of 1995), the Company expects to incur approximately $58 million in additional expenditures during the next 12 months to expand its Lake Charles facility.

      The Company entered into a letter of intent with Promus on March 3, 1995 to co-develop a $200 million joint venture riverboat casino entertainment complex in Maryland Heights, Missouri. The joint venture contemplates that each partner will own and operate its own riverboat casino and will share equally in the costs of development of, as well as any profit or loss associated with, the operation of the shoreside facility. The Company's share of the Maryland Heights Project will require an investment of approximately $100 million, including the building of the Company's riverboat casino and related facilities, and investment in the joint venture that will develop the entertainment complex, parking facility and docking area. The Company anticipates investing approximately $40 million in its riverboat casino and other independently owned facilities and investing approximately $60 million in the joint venture . The project is expected to be completed in the Summer of 1996.

      During  fiscal  1996, the Company intends to begin  improvements
costing   between  $10  and  $15  million  for  additional  amenities, attractions and riverfront parking at its Metropolis Complex.

      On April 17, 1995, the Company issued $150 million of 10-7/8% Senior Notes due April 15, 2005. In addition, the Company expects to complete the documentation of a $120 million bank line of credit during the summer of 1995. The bank facility will be available for general corporate purposes, including development activities.

Results of Operations

      The following sets forth certain historical information on the consolidated operations of the Company for the years ended March 31, 1993, 1994 and 1995.

                    SELECTED OPERATIONAL DATA
   (in thousands, except for earnings per share and win data)

                                 Twelve Months Ended
                                        March 31,

                               1993           1994        1995

Casino revenues                 $4,606      $95,873    $210,942
Total revenues                  $5,729     $107,082    $223,695

Total operating expenses        $9,569      $80,194    $153,146

Income (loss) from
  continuing operations
  before other income
  (expense) and provision
  for income tax              $(3,840)      $26,888     $70,549

Net income (loss)            $(11,173)      $20,952     $45,755

Earnings (loss) per
  common share assuming
  full dilution                  $(.86)       $.72        $1.45

Metropolis Operating Results:
Casino revenues                 $4,606     $65,136      $74,857
Average daily win/slot machine    $110        $182         $203
Average daily win/table game    $1,696      $1,674       $1,749

Lake Charles Operating Results:
Casino revenues                   $ --     $30,737     $136,085
Average daily win/slot machine    $ --        $194         $276
Average daily win/table game      $ --      $2,458       $2,475


Period to Period Comparisons

     The table of Selected Operating Data above generally reflects the Company's opening of its initial riverboat casino in February 1993 and its second riverboat casino in December 1993. The increases from period to period in revenues, expenses and net income generally coincide with the opening of the casino facilities. Following are detailed comparisons of operating results for the periods presented.

     Comparison of Fiscal 1995 to Fiscal 1994

     The Company's total revenues for fiscal 1995 increased by 109% to $223.7 million when compared to total revenue of $107.1 million for fiscal 1994. This increase was due primarily to the Players Lake Charles Riverboat, which opened on December 8, 1993 and was in operation for all of fiscal 1995 as compared to less than four months of operation during fiscal 1994. Casino revenues for the Metropolis Riverboat increased to $74.9 million for fiscal 1995 as compared to $65.2 million for the prior fiscal year. The 15% year over year improvement in casino revenues can be attributed to the maturation of the Company's marketing programs and an increasing customer base. The improvement in casino revenues in fiscal 1995 more than offset an expected decline in admission revenues. The Players Lake Charles Riverboat generated casino revenues of $136.1 million for fiscal 1995 as compared to $30.7 million for its first 114 days of operation, ending March 31, 1994.

      For fiscal 1995, total operating costs increased 91% to $153.1 million as compared to $80.2 million for the prior fiscal year. Increases in total operating costs reflected the operation of two riverboat facilities for all of fiscal 1995 as compared to the operation of only the Metropolis facility for the majority of fiscal 1994.

      Corporate administrative expenses for fiscal 1995 increased to $7.3 million as compared to $2.7 million for the prior fiscal year. The increase of $4.6 million was primarily related to staff expansion, the reassignment of personnel who were previously employed by the operating properties, and additional administrative activities associated with the operation of two riverboat facilities as compared to one facility for most of the prior year period.

      The Company recorded pre-opening and gaming development costs of $9.1 million for fiscal 1995 as compared to $7.0 million for the prior fiscal year. Pre-opening expenses for fiscal 1995 were $3.0 million for Players Island Resort and the Lake Charles Star Riverboat, while the prior fiscal year amount of $4.2 million included the majority of the Lake Charles pre-opening costs. Development costs totaled $6.1 million for fiscal 1995 compared to $2.8 million for fiscal 1994 reflecting the Company's development activities in new and emerging jurisdictions. The increase is primarily the result of the Company's pursuit of gaming opportunities in Evansville, Indiana and Maryland Heights, Missouri.

      Income from continuing operations before other income and provision for income taxes increased to $70.5 million for fiscal 1995 as compared to $26.9 million for the prior fiscal year. Income from continuing operations before other income and provisions for income taxes as a percentage of total revenues increased from 25.1% for fiscal 1994 to 31.5% for fiscal 1995. These increases are directly attributable to the operation of the Players Lake Charles Riverboat for the entire 12 months of fiscal 1995.

      The Company's effective net tax rate, including both state and Federal taxes, increased to 38% for fiscal 1995 as compared to an effective net tax rate of 37% for fiscal 1994.

      Consolidated net income for fiscal 1995 was $45.8 million, or $1.47 per share ($1.45 per share fully diluted) as compared to $21.0 million, or $.73 per share ($.72 per share fully diluted) for fiscal 1994.

     Comparison of Fiscal 1994 to Fiscal 1993

      The Company's total revenues for fiscal 1994 increased to $107.1 million as compared to $5.7 million for fiscal 1994. This increase reflects 12 months of operation for the Metropolis Riverboat and the opening of the Players Lake Charles Riverboat in December 1993 as compared to 37 days of operation for the Metropolis Riverboat during fiscal 1993. The Metropolis Riverboat recorded casino revenues of $65.1 million during fiscal 1994 as compared to $4.6 million during its initial period of operation in fiscal 1993. The Players Lake Charles Riverboat generated $30.7 million of casino revenues from its opening on December 8, 1993 through the end of fiscal 1994.

      For fiscal 1994, total operating costs were $80.2 million as compared to $9.6 million for the prior fiscal year. Again, the increases in operating costs from year to year reflects the full year of operation for the Company's Metropolis Complex and the opening of its Players Lake Charles Riverboat in fiscal 1994 as compared to its limited operation in fiscal 1993.

      Corporate administrative expenses for fiscal 1994 were $2.7 million and include the costs of establishing the Company's corporate office in Lake Charles, Louisiana and related staff expansion to support the development of its gaming and entertainment operations.

      The Company recorded pre-opening and gaming development costs of $7.0 million for fiscal 1994 as compared to $5.0 million for the prior fiscal year. Pre-opening expenses for fiscal 1994 were $4.2 million and related to the Players Lake Charles Riverboat, while the prior fiscal year included pre-opening costs of $5.0 million that related to the opening of the Company's Metropolis Complex and initial costs associated with the Players Lake Charles Riverboat. Development costs were $2.8 million for fiscal 1994 reflecting the Company's development activities in new and emerging jurisdictions principally Evansville, Indiana and Maryland Heights, Missouri.

      Income from continuing operations before other income and provisions for income taxes increased to $26.9 million for fiscal 1994 as compared to a loss of $3.8 million for fiscal 1993. The results for fiscal 1993 reflect only 39 days of operations for the Metropolis Complex as compared to a full 12 months of operation for the Metropolis Complex along with the opening of the Players Lake Charles Riverboat in December 1993.

      For fiscal 1994, the Company's effective net tax rate covering both state and Federal taxes was 37%, or $10.3 million as compared to $34,000 for fiscal 1993, which represents a provision for state income taxes only. For Federal tax purposes, the Company had net operating loss carryforwards of approximately $6.8 million at the close of fiscal 1993.

      Consolidated net income for fiscal 1994 was $21.0 million, or $.73 per share ($.72 per share fully diluted) as compared to a loss of $11.2 million, or $.86 per share, of which $4.1 million ($.32 per share) related to continuing operations and $7.0 million ($.54 per share) related to discontinued operations.


Item 8.   Financial Statements and Supplementary Data

      The consolidated financial statements and supplementary data are as set forth in the Index to Consolidated Financial Statements on page 37.


Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The Board of Directors of Players International, Inc. and the Audit Committee of the Board of Directors of the Company approved the engagement of Ernst & Young LLP as its independent auditors for the fiscal year ended March 31, 1995 to replace the firm of Arthur Andersen LLP, which was dismissed as auditors of the Company effective December 31, 1994.

      The reports of Arthur Andersen LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle.

      In connection with the audits of the Company's financial statements for each of the two fiscal years ended March 31, 1994 and 1993, and in the subsequent interim period, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the matter in its report.


                            PART III


Item 10.  Directors and Executive Officers of the Registrant

      This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on September 12, 1995.


Item 11.  Executive Compensation

      This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on September 12, 1995.


Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management

      This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on September 12, 1995.


Item 13.  Certain Relationships and Related Transactions

      This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on September 12, 1995.


                             PART IV


Item 14.       Exhibits, Financial Statement Schedules and
Reports on Form 8-K

(a) (1) and (2)     Index to Financial Statements

                                                                    PAGE

          REPORTS OF INDEPENDENT AUDITORS                            38

          CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1994 AND 1995     40

          FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MARCH 31,
          1995:

             CONSOLIDATED STATEMENTS OF OPERATIONS                   41

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY         42

             CONSOLIDATED STATEMENTS OF CASH FLOWS                   43

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              45

          All  other schedules have been omitted because they are
          not   applicable  or  not  required  or  the   required
          information  is included in the Consolidated  Financial
          Statements or Notes thereto.

(a) (3)        Exhibits

             3.1   Articles  of Incorporation, as amended  (filed
             as   an   exhibit  to  the  Company's   Registration
             Statement on Form S-4, File No. 33-60085).

             3.2 By-laws, as amended (filed as an exhibit to the Company's Registration Statement on Form S-
             3, File No. 33-61026).

             4.1 Indenture among Players International, Inc., certain subsidiaries and First Fidelity Bank National Association as Trustee, including form of Note (filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 33-60085).

             4.2 Exchange and Registration Rights Agreement among Players International, Inc., certain subsidiaries, Donaldson, Lufkin & Jenrette Securities Corporation and Salomon Brothers Inc.

             10.1 Vessel Construction Agreement dated as of April 8, 1993 between Leevac Shipyards, Inc. and Players Lake Charles, Inc. (filed as an exhibit to the Company's Registration Statement on Form S-3, File No. 33-61026).

             10.2 The Company's 1985 Incentive Stock Option Plan (filed as an exhibit to the Company's Registration Statement on Form 10 filed on August 13, 1986, File No. 0-14897, as amended on Form 8 filed October 17,
             1987).

             10.3   Amendment   No.  1  to  the  Company's   1985
             Incentive Stock Option Plan (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988).

             10.4  The Company's 1990 Incentive Stock Option  and
             Non-Qualified Option Plan, as amended (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991).

             10.5  The Company's 1993 Stock Incentive Plan (filed
             as   an   exhibit  to  the  Company's   Registration
             Statement on Form S-3, File No. 33-61026).

             10.6  Agreement dated as of December 8, 1992 between
             PCI, Inc. and Comdata Network, Inc. (filed as an exhibit to the Company's Registration Statement on Form S-3, File No. 33-61026).

             10.7 Loan Agreement dated March 26, 1992 between the Company and Mercedes-Benz Credit Corporation (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
             1992).

             10.8 Agreement dated March 1, 1993 by and among the Company, PCI, Inc., Allwyn Pictures Corporation, Inc., Telly Savalas, Charles Stern, Philip Mamos and Robert Morgan (filed as an exhibit to the Company's Registration Statement on Form S-3, File No. 33-61026).

             10.9 Form of Registration Right Agreement dated as of June 23, 1992 by and among the Company, Southern Illinois Riverboat Casino Cruises, Inc., and the purchasers named therein (filed as an exhibit to the Company's Registration Statement on Form S-3, File No. 33-61026).

             10.10 Agreement dated February 12, 1993 by and between Jebaco, Inc. and the Company with respect to the assignment of an option agreement relating to the Downtowner Hotel (filed as an exhibit to the Company's Registration Statement on Form S-3, File No. 33-61026).

             10.11 Forms of Series A, B, and C warrants issued to Jebaco, Inc. (filed as an exhibit to the Company's Registration Statement on Form S-3, File
             No. 33-61026).

             10.12 Form of Registration Rights Agreement with Jebaco, Inc. (filed as an exhibit to the Company's Registration Statement on Form S-3, File
             No. 33-61026).

             10.13 Option Agreement dated December 24, 1991 by and among The Beeber Corporation and Elisabeth
             S. Woodward and Jebaco, Inc. with respect to the Downtowner Hotel (filed as an exhibit to the Company's Registration Statement on Form S-3, File No. 33-61026).

             10.14 Amendment to Option Agreement dated March 9, 1993 by and among The Beeber Corporation and Elisabeth S. Woodward and Players Lake Charles, Inc., a subsidiary of the Company, with respect to the Downtowner Hotel (filed as an exhibit to the Company's Registration Statement on Form S-3, File No. 33-61026).

             10.15 License and Services Agreement dated December 8, 1992 by and among The Griffin Group, Inc., the Company and Southern Illinois Riverboat Casino Cruises, Inc., as amended (filed as an exhibit to the Company's Registration Statement on Form S-3, File No. 33-61026).

             10.16      Agreement dated April 20, 1993 with  B.B.
             Riverboat,  Inc.  (filed  as  an  exhibit   to   the
             Company's  Registration Statement on Form S-3,  File
             No. 33-61026).

             10.17 Joint Venture Agreement dated May 1993 between Amerihost and a subsidiary of the Company with respect to the construction of a hotel in Metropolis, Illinois (filed as an exhibit to the Company's Registration Statement on Form S-3, File No. 33-61026).

             10.18      Form of Employment Agreement with  Howard
             A. Goldberg dated May 19, 1993 (filed as an exhibit to the Company's Registration Statement on Form S-
             3, File No. 33-61026).

             10.19 Employment Agreement with Peter J. Aranow effective May 26, 1993 (filed as an exhibit to the Company's Registration Statement on Form S-3, File
             No. 33-61026).

             10.20       Termination   Agreement   with   Stanley
             Harfenist dated as of March 28, 1993 (filed as an exhibit to the Company's Registration Statement on Form S-3, File No. 33-61026).

             10.21        Termination   Agreement   with   Harvey
             Goldberg dated June 8, 1993 (filed as an exhibit to the Company's Registration Statement on Form S-3,
             File No. 33-61026).

             10.22 Lease dated March 19, 1993 by and among the Beeber Corporation and Players Lake Charles, Inc., a subsidiary of the Company (filed as an exhibit to the Company's Registration Statement on Form S-3 filed on February 4, 1994, as amended by Form S-3, File No. 33-75006).

             10.23 Option Agreement dated July 15, 1993 by and between Evansville Federal Savings Bank and the Company (filed as an exhibit to the Company's Registration Statement on Form S-3 filed on February 4, 1994, as amended by Form S-3, File No. 33-75006).

             10.24 Option Agreement dated July 30, 1993 by and between Earl Harp and the Company (filed as an exhibit to the Company's Registration Statement on Form S-3 filed on February 4, 1994, as amended by Form S-3, File No. 33-75006).

             10.25 Agreement dated October 15, 1993 by and between Carnival Casino Corporation and the Company (filed as an exhibit to the Company's Registration Statement on Form S-3 filed on February 4, 1994, as amended by Form S-3, File No. 33-75006).

             10.26 Agreement dated December 30, 1993 by and between the Company and Roy W. Fischer (filed as an exhibit to the Company's Registration Statement on Form S-3 filed on February 4, 1994, as amended by Form S-3 File No. 33-75006).

             10.27 Preferred Mortgage dated April 13, 1993 by SIRCC in favor of Mercedes-Benz Credit Corporation (filed as an exhibit to the Company's Registration Statement on Form S-3 filed on February 16, 1994, File No. 33-75006).

             10.28 Promissory Note dated April 14, 1993 by SIRCC in favor of Mercedes-Benz Credit Corporation (filed as an exhibit to the Company's Registration Statement on Form S-3 filed on February 16, 1994, File No. 33-75006).

             10.29 Continuing Guaranty of the Company to Mercedes-Benz Credit Corporation dated March 26, 1992, as amended (filed as an exhibit to the Company's Registration Statement on Form S-3 filed on February 16, 1994, File No. 33-75006).

             10.30 Building Loan Note dated March 26, 1992 by SIRCC in favor of Mercedes-Benz Credit Corporation (filed as an exhibit to the Company's Registration Statement on Form S-3 filed on February 16, 1994, File No. 33-75006).

             10.31 Agreement to Purchase and Sale dated June 16, 1994, between Gem Mesquite, Ltd. and Players Nevada, Inc., a subsidiary of the Company (including form of letter Agreement from the Company to Gem Mesquite, Ltd. relating to registration rights) (filed as an exhibit to the Company's Current Report on Form 8-K filed on June 24, 1994).

             10.32           Transfer  of  Data  Agreement  dated
             June  16, 1994, between Gem Gaming, Inc. and Players
             Nevada, Inc. (including form of Promissory Note).

             10.33 Development Consulting Agreement dated June 16, 1994, between Gem Gaming, Inc. and Players Nevada, Inc. (including form of 1994 Series G Warrant) (filed as an exhibit to the Company's Current Report on Form 8-K filed on June 24, 1994).

             10.34 Opinion Transfer Agreement dated June 16, 1994, between Gem Gaming, Inc., Gem Mesquite, Ltd. and Players Nevada, Inc. (filed as an exhibit to the Company's Current Report on Form 8-K filed on June 24, 1994).

             10.35 Players International, Inc. 1994 Directors Stock Incentive Plan, as adopted April 14, 1994, and as amended July 14, 1994 (filed as an exhibit to the Company's Registration Statement on Form S-4 filed on July 27, 1994).

             10.36 Commitment Letter among Players International, Inc. and certain of its subsidiaries, First Interstate Bank and other financial institutions (filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 33-60085).

             10.37           Agreement  for Sale  of  Partnership
             Interests among the Company and certain of its subsidiaries and Showboat Inc. and certain of its subsidiaries.

             21        Subsidiaries of the Company.
_______________

(b)       Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended March 31, 1995.




36

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Players International, Inc.

Date: June 27, 1995      By /s/ Edward Fishman
                           Edward Fishman
                           Chairman of the Board,
                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below. This annual report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.


Dated:    June 27, 1995  /s/ Edward Fishman
                         Edward Fishman
                         Chairman of the Board, Chief Executive Officer
                         (Principal Executive Officer)

Dated:    June 27, 1995  /s/ David Fishman
                         David Fishman
                         Director

Dated:    June 27, 1995  /s/ Howard Goldberg
                         Howard Goldberg
                         Director

Dated:    June 27, 1995  /s/ Peter J. Aranow
                         Peter J. Aranow
                         Executive Vice President, Chief Financial Officer
                         and Secretary
                         (Principal Financial Officer)

Dated:    June 27, 1995  /s/ Steven P. Perskie
                         Steven P. Perskie
                         Director

Dated:    June 27, 1995  /s/ Stephen K. Radusch
                         Stephen K. Radusch
                         Controller
                         (Principal Accounting Officer)

Dated:    June 27, 1995  /s/ Lee Seidler
                         Lee Seidler
                         Director

Dated:    June 27, 1995
                         Marshall S. Geller
                         Director

Dated:    June 27, 1995
                         Thomas E. Gallagher
                         Director




37

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           Page

Reports of Independent Auditors                             38

Consolidated Balance Sheets as of March 31, 1994 and 1995   40

Consolidated Statements of Operations for the Years Ended
     March 31, 1993, 1994 and 1995                          41

Consolidated Statements of Stockholders' Equity for the
     Years Ended March 31, 1993, 1994 and 1995              42

Consolidated Statements of Cash Flows for the Years Ended
     March 31, 1993, 1994 and 1995                          43

Notes to Consolidated Financial Statements                  45



All other schedules have been omitted because they are not applicable or not required or the required information is included in the Consolidated Financial Statements or Notes thereto.



38

               REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Players International, Inc.

We have audited the accompanying consolidated balance sheet of Players International, Inc. as of March 31, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Players International, Inc. as of March 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                              ERNST & YOUNG LLP


Philadelphia, Pennsylvania
May 19, 1995


39




          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board Of Directors of Players
International, Inc.:

      We have audited the accompanying consolidated balance sheet of PLAYERS INTERNATIONAL, INC. (a Nevada corporation) and subsidiaries as of March 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Players International, Inc. and subsidiaries as of March 31, 1994, and the results of their operations and their cash flows for the years ended March 31, 1994 and 1993 in conformity with generally accepted accounting principles.



                                   ARTHUR ANDERSEN LLP

Las Vegas, Nevada
May 24, 1994


2
    The accompanying notes are an integral part of these consolidated balance sheets.

                                   41

              PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except par value)

                                 ASSETS
                                                  March 31,
                                                  1994           1995
CURRENT ASSETS:
 Cash and cash equivalents                   $   13,957     $   23,886
 Marketable securities, net (Note 2)            63,589          26,446
 Accounts receivable, net of allowance
  for doubtful accounts of $43
  at March 31, 1994 and $130 at March 31, 1995      949          1,351
 Notes receivable                                 1,320          1,279
 Inventories                                        494            863
 Deferred income tax (Note 5)                     1,773          2,345
 Prepaid expenses and other current assets        1,415          5,452

     Total current assets                        83,497         61,622

PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization
  of $3,619 at March 31, 1994 and
$10,248 at March 31, 1995 (Note 4)               46,899        118,105

DEFERRED INCOME TAX - long-term (Note 5)         3,180           1,943

INTANGIBLES, net (Note 1)                         1,716         39,130

OTHER ASSETS                                      3,273          2,990

                                             $  138,565     $  223,790


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt (Note 7)    $    154   $     3,375
 Accounts payable                                 2,669          8,233
 Accrued liabilities (Note 3)                     9,877         27,030
  Other liabilities                                  54            669
 Income taxes payable (Note 5)                    2,893           --

     Total current liabilities                   16,141         39,307

OTHER LONG-TERM LIABILITIES (Note 6)                869          2,808

LONG-TERM DEBT, net of current
  portion (Note 7)                                5,711          5,532

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value,
     Authorized -- 10,000,000 shares,
     Issued and outstanding -- none                --             --
  Common stock, $.005 par value,
     Authorized --  90,000,000 shares,
     Issued and outstanding -- 26,357,100
     shares at March 31, 1994 and
     29,672,400 shares at March 31, 1995            132            148
  Additional paid-in capital                    106,883        121,712
  Unrealized loss on marketable
     securities, net of tax                      (150)           (451)
  Retained earnings                               8,979         54,734

     Total stockholders' equity                 115,844        176,143

                                              $  138,565     $ 223,790

  The accompanying notes are an integral part of these consolidated statements.

                                       47
                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)

                                                  Year ended March 31,

                                            1993       1994       1995
REVENUES:
 Casino                                  $   4,606$     95,873  $ 210,942
 Food and beverage                             546      5,314       7,406
 Other                                         577      5,895       5,347
                                             5,729    107,082     223,695
COSTS AND EXPENSES:
 Casino                                      2,177     35,145      74,839
 Food and beverage                             505      5,094       6,799
 Other gaming related and general costs      1,712     23,680      48,050
 Corporate administrative expenses            --        2,675       7,276
 Pre-opening and gaming development costs    4,995      7,026       9,117
 Depreciation and amortization                 180      3,706       7,065
 Option and stock compensation expense        --         2,868         --
                                             9,569       80,194   153,146
 Income (loss) from continuing
  operations before other income
  (expense) and provision for
  income taxes                             (3,840)       26,888    70,549

OTHER INCOME (EXPENSE):
 Interest income                                 6      1,623       3,340
 Other income, net                            --           83         275
 Interest expense                            (274)       (887)       (694)
                                             (268)        819       2,921

 Income (loss) from continuing
   operations before provision
  for income taxes                         (4,108)     27,707      73,470

PROVISION FOR INCOME TAXES                     34      10,255      27,715

 Income (loss) from
  continuing operations                    (4,142)       17,452    45,755

DISCONTINUED OPERATIONS (Note 13):
 Loss from discontinued operations         (6,071)       --          --
 Loss on disposition of
  discontinued operations,
  including a provision
  of $748 for operating losses
  during phase out period                    (960)       --            --
                                           (7,031)       --            --
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                        --         3,500         --

NET INCOME (LOSS)                    $   (11,173)      $20,952    $  45,755

WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK AND COMMON STOCK
 EQUIVALENTS OUTSTANDING (Note 1)       13,042,500   28,436,600   31,169,600

WEIGHTED AVERAGE NUMBER OF SHARES OF
 COMMON STOCK AND COMMON STOCK
 EQUIVALENTS OUTSTANDING ASSUMING
 FULL DILUTION (Note 1)                13,042,500   28,987,200   31,636,700

EARNINGS (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE:
  From  continuing operations            $  (.32)      $ .61       $1.47
 From change in accounting principle         --          .12          --
 From discontinued operations               (.54)        --           --
                                        $   (.86)     $  .73      $  1.47

EARNINGS PER COMMON SHARE -
  ASSUMING FULL DILUTION:
 From continuing operations            $    (.32)    $   .60   $   1.45
 From change in accounting principle         --          .12         --
 From discontinued operations               (.54)         --         --
                                       $    (.86)       .72    $   1.45

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MARCH 31, 1995
                             (dollars in thousands)

                                              Additional            Accumulated
                             Common    Stock    Paid-In   Unrealized  Earnings
                            Shares   Amount      Capital    Loss     (Deficit)

BALANCE, March 31, 1992  12,417,200  $ 62        $ 2,728       --     $ (800)
 Shares issued for
  contract settlement      527,100     3          2,282         --        --
 Shares issued under
  stock option plans       423,600     2            322         --        --
 Shares issued for
  warrants exercised     2,152,200    11          5,156          --       --
 Shares issued in
  exchange
  of debentures            396,100    2             861         --        --
 Shares issued for services 75,000  --              201         --        --
 Proceeds allocated to
  warrants issued in
  conjunction with
  sale of 15 percent
  series A&B exchangeable
  debentures (Note 9)        --     --              257         --        --
 Net Loss                    --      --            --           --    (11,173)

BALANCE, March 31, 1993     15,991,200     80    11,807      --       (11,973)
 Shares issued under
  stock option plans           502,800      3       948      --        --
 Shares issued for
  warrants exercised           245,100      1       912      --        --
 Shares issued in
  exchange for
  debentures                 2,028,700     10     4,413      --        --
 Shares sold in public
  offering and
  subsequent registration
  costs                      7,499,300     38    85,935      --        --
 Shares issued in
  connection with
  employment contracts          90,000   --       1,065      --        --
 Compensation in
  connection with nonemployee
  directors' options              --     --       1,803      --        --
 Unrealized loss on
  marketable securities,
  net of tax                      --     --        --       (150)      --
 Net income                       --     --        --          --    20,952

BALANCE, March 31, 1994     26,357,100    132   106,883     (150)     8,979
 Shares issued under
  stock option plans           277,700      1       688      --        --
 Shares issued in
  exchange for land            381,000      2     4,237      --        --
 Shares issued for
  warrants exercised         2,656,600     13     7,261      --        --
 Tax benefit from
  exercise of
  nonqualified options            --     --       2,643      --        --
 Change in unrealized
  loss on marketable
  securities, net of tax          --     --        --       (301)      --
 Net income                       --     --        --        --       45,755

BALANCE,
  March 31, 1995            29,672,400   $148  $121,712   $(451)      $54,734


                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                             For the  year ended March 31,

                                                 1993      1994     1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                           $(11,173)   $20,952    $45,755
 Adjustments to reconcile net
  income (loss)to net cash provided
  by (used in) operating activities:
     Depreciation and amortization                 180     3,706    7,065
     Option and stock compensation expense        --       2,868     --
     Net benefit realized from
      deferred tax asset                          --     (1,299)     --
     Loss from discontinued operations           6,071      --       --
     Loss on disposition of
      discontinued operations                      960      --       --
     Cumulative effect of change
      in accounting principle                     --     (3,500)     --
     Other                                        --         141      279
 Changes in assets and liabilities,
      net of effects of discontinued
      operations:
     Accounts and notes receivable                (19)   (2,292)    (450)
     Inventories                                 (135)     (349)    (369)
     Prepaid expenses and other
      current assets                             (335)   (1,080)  (4,037)
     Other assets                                (593)   (2,741)      780
     Accounts payable                            1,460     1,211    1,934
     Accrued interest                              880     (880)     --
     Accrued liabilities                         1,320     8,871    1,487
     Other liabilities                             150     1,081    (340)
 Net effect of discontinued operations         (2,871)   (2,822)     --

     Net cash provided by (used in)
      operating activities                     (4,105)    23,867    52,104

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net purchases of property and equipment       (5,195)  (33,845) (62,419)
 Costs in excess of fair value of
     tangible assets acquired                     --     (1,755) (24,090)
 Purchases of marketable securities               --    (63,922) (22,970)
 Proceeds from sale of marketable
     securities                                   --        --     59,509
 Other assets -- pre-opening
     costs -- riverboat                           550       --       --
 Net effect of discontinued operations            281        423     --

     Net cash used in investing
      activities                              (4,364)   (99,099) (49,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Additions to long-term debt,
     net of debt issuance costs                  6,991      --       --
 Payments of long-term debt                       (28)   (7,133)    (169)
 Proceeds allocated to warrants
     issued in conjunction with
     sale of 15 percent series
     A&B exchangeable debentures (Note 9)          257      --       --
 Issuance of common stock for
     warrants exercised                          5,168       263    7,273
 Proceeds from sale of common
     stock, net of all issuance
     and subsequent registration costs            --      85,973      --
 Proceeds from exercise of
     stock options                                 524     1,601      691
 Net effect of discontinued
     operations                                  (219)     (306)     --

     Net cash provided by
      financing activities                      12,693    80,398     7,795

NET INCREASE IN CASH AND CASH EQUIVALENTS       4,224      5,166    9,929

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                           4,567      8,791   13,957

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                            $    8,791   $ 13,957 $ 23,886

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)



SUPPLEMENTAL CASH FLOW INFORMATION:
                                              For the year ended March 31,

                                                  1993     1994      1995

CONTINUING OPERATIONS:
 Interest paid, including
  amount capitalized                             $  249   $ 2,050    $  694
 Income taxes paid                                 --       8,761    30,102
 Debt incurred to purchase
  property and equipment                         10,513      --       3,200
 Common stock issued for
  purchase of land                                 --        --       4,238
 Accrued liabilities incurred to
  purchase property and equipment                  --        --       8,005
 Accrued liabilities relating to
  costs in excess of fair value
  of tangible assets acquired                      --        --      13,441
 Tax benefit related to exercise
  of non-qualified stock options                   --        --       2,643
 Debentures exchanged for common stock             908     4,650       --
 Debenture loan costs amortized into
  additional paid-in capital                        44       227       --
 Land transferred to joint venture                 --        167       --
 Unrealized loss on marketable
  securities, net of tax                           --        150       301

DISCONTINUED OPERATIONS:
 Interest paid                                       73       27       --
 Taxes paid                                          34      --        --
 Debt incurred to purchase property and equipment    57      --        --






          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
63



1.   Summary of Significant Accounting Policies

     Basis of Presentation

      Players International, Inc. ("the Company") through wholly owned subsidiaries operates three riverboat casinos and a horse racetrack facility. Through another wholly owned subsidiary, the Company expects to open a land-based hotel and casino in
Mesquite, Nevada on or about July 1, 1995. All operations include food and beverage facilities. A retail gift shop is also included in the operations of each casino.

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.
All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to the consolidated financial statements as previously presented to conform to the current classifications.


     Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Cash and cash equivalents are carried at cost which approximates market value.


     Investments

      In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after March 31, 1994. Pursuant to SFAS 115, management has determined that the Company's marketable securities should be classified as available-for-sale. As available-for-sale investments, these securities are carried at fair value (previously carried at amortized cost) and unrealized gains and losses are reported in a separate component of stockholders' equity. The amortized cost of investments is adjusted for amortization of premiums and the accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income. The cost of securities sold is based on the specific identification method.


     Revenues and Promotional Allowances

      Casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary admissions, food and beverage and other items furnished to customers, which totaled approximately $141,000, $3,385,000 and $9,916,000 for the years ended March 31, 1993, 1994 and 1995, respectively.

     The estimated costs of providing such complementary services
are   included  in  casino  costs  and  expenses  through  inter-
department allocations from the department granting the services as follows (dollars in thousands):

                                        1993      1994      1995

          Food and beverage          $   70     $ 1,398  $ 5,583
          Admissions                   --         1,548    2,848
          Other                          49         218      717

                                     $  119    $  3,164  $ 9,148


     Pre-opening and Gaming Development Costs

     The Company is currently pursuing expansion opportunities in new gaming jurisdictions. All pre-opening and gaming development costs are expensed as they are incurred except for the cost of property and equipment which is capitalized.


     Inventories

      Inventories consisting of food, beverage and gift items are stated at the lower of cost (first-in, first-out) or market.


     Depreciation and Amortization

     The Company computes depreciation for property and equipment using primarily the straight-line method over the estimated useful life of the assets. Amortization of leasehold and land improvements is computed using the straight-line method over the lesser of the estimated useful life or lease term.

     The following estimated useful lives are used:

          Riverboat                               10 years
          Furniture, fixtures and equipment       5 to 7 years
          Building and improvements               10 to 20 years


     Intangibles

      Costs in excess of fair value of tangible assets acquired are recorded as intangibles on the accompanying consolidated balance sheets and are being amortized using the straight-line method over 15 years. At March 31, 1995 the increase in intangibles of $37,531,000 primarily related to the purchase of a riverboat.

      The Company periodically evaluates whether the remaining estimated useful life of intangibles may warrant revision or the remaining balance of intangibles may not be recoverable, generally based upon expectations of nondiscounted cash flows and operating income. Based on present operations and strategic plans, the Company believes that no impairment of intangibles has occurred.


     Per Share Amounts

      Per share amounts have been computed based on the weighted average number of outstanding shares and common stock equivalents, if dilutive, during each period. All per share amounts and shares outstanding reflect the 3-for-2 stock split declared on April 26, 1995 for stockholders of record at the close of business on May 8, 1995. For the year ended March 31, 1993, the effect of options and warrants was not considered since they were antidilutive. A summary of the number of shares used in computing primary earnings per share follows:

                                        Year ended March 31,

                                      1993        1994      1995

Weighted average number of
  shares outstanding            13,042,500   23,669,400  27,233,000
Dilutive effect of options
  and warrants                       --       4,767,200    3,936,600
Shares used in computing
  primary earnings per share   13,042,500   28,436,600    31,169,600


      The number of shares used in computing fully diluted earnings per share for the year ended March 31, 1994 includes the conversion of convertible debentures as of April 1, 1993. Also, net income includes the elimination of interest expense on the convertible debentures of $116,000, net of tax. Fully diluted earnings per share reflect additional dilution related to stock options, due to the use of the market price at the end of the period, when higher than the average price for the period. As a result, the number of shares used in computing fully diluted earnings per share is as follows:

                                          Year ended March 31,

                                   1993        1994         1995

Weighted average number of
  shares outstanding          13,042,500     23,669,400   27,233,000
Dilutive effect of
  exchangeable debentures           --          550,600          --
Dilutive effect of options
  and warrants                      --        4,767,200    4,403,700
Shares used in computing
  fully diluted earnings
  per share                   13,042,500    28,987,200    31,636,700

2.   Marketable Securities

      All  marketable securities at March 31, 1994 and  1995  are
municipal  bonds.   The  following is  a  summary  of  marketable
securities as of March 31, 1994 and 1995 (dollars in thousands):

                                                  March 31,

                                           1994             1995

     Cost                               $ 63,844        $ 27,165
     Gross unrealized losses               (255)           (719)

     Estimated fair value               $ 63,589        $ 26,446

       The gross realized gains and (losses) on marketable securities totaled $136,000 and ($30,000) for the year ended
March 31, 1995. There were no realized gains or (losses) for the years ended March 31, 1994 and 1993.

     The contractual maturities of marketable securities at March
31, 1995 were (dollars in thousands):


                                                     Estimated
                                      Cost           Fair Value

     Due in one year or less       $    --              $   --
     Due in one year  through
       five years                   $ 22,147           $ 21,552
     Due after five years          $   5,018          $   4,894

3.   Accrued Liabilities

      A summary of the accrued liabilities is as follows (dollars
in thousands):
                                                  March 31,
                                                1994        1995

     Medical insurance claims              $    618         $  842
     Chip and token liability                   245            322
     Accrued payroll and related expenses     3,074          3,253
     Accrued expenses                         5,940          7,197
     Current portion of liabilities
       related to the purchase of
       a riverboat                             --           15,416
                                           $  9,877        $27,030


4.   Property and Equipment

      A summary of property and equipment, stated at cost is as follows:

                                                  March 31,
                                             1994       1995

       Land                             $    1,133 $   14,828
       Riverboat and barges                 22,798     44,607
       Furniture, fixtures and equipment    16,270     25,975
       Leasehold and land improvements      10,063     12,000
       Construction in progress                254     30,943

       Less -- accumulated depreciation
          and amortization                 (3,619)   (10,248)

                                          $ 46,899  $ 118,105



5.   Income Taxes

      Effective April 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior years' financial statements have not been restated.

      The cumulative effect of adopting Statement 109 as of April
1, 1993 was to increase net income by $3,500,000.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31, 1994 and 1995 are as follows (dollars in thousands):


                                                     March 31,

                                                   1994         1995

Deferred tax assets:
     Reserve for discontinued operations       $    689       $   607
     Pre-opening, development and other costs     3,696         4,422
     Unrealized loss on marketable securities        95           268
     Accrued liabilities and prepaid expenses      --           1,305
     Deferred revenue                               422           268
     Accrual of directors' option expense           674           558
          Total deferred tax assets               5,576         7,428

Deferred tax liabilities:
     Tax over book depreciation                     616         1,626
     Prepaid expenses                              --             394
     Other                                            7         1,120
          Total deferred tax liabilities            623         3,140

     Net deferred tax assets                    $ 4,953       $ 4,288


      Significant components of the provision for income taxes attributable to continuing operations are as follows (dollars in thousands):


                     Deferred Method           Liability Method
                     March 31, 1993      March 31, 1994   March 31, 1995
Current:
      Federal           $    --              $9,324             $23,263
     State                     34             2,004               4,451
     Total current             34            11,328              27,714

Deferred:
     Federal                 --               (873)                 (89)
     State                   --               (200)                  90
     Total deferred          --             (1,073)                   1
                          $    34          $ 10,255            $ 27,715


 The   reconciliation   of   income   tax   attributable   to   continuing
operations computed a  the  Federal  statutory   rates   to   income   tax
expense is:

                          Deferred Method             Liability Method
                          March 31, 1993     March 31, 1994   March  31, 1995

Federal statutory rate         (34%)                   35%               35%
State taxes on income,
  net of Federal income
  tax benefit                    1                       4                4
Losses producing no
  current tax benefit           32                      --              --
Tax exempt interest
  income  from
  municipal bonds                --                    (2)               (1)

Financial statement
  provision rate               (1%)                    37%               38%


6.   Other Long-Term Liabilities

  A  summary   of   other  long-term  liabilities  follows   (dollars   in
thousands):
                                                       March 31,
                                                  1994            1995

Long-term portion of liabilities
     related to purchase of a riverboat       $     --         $  2,400
Other                                                869            408

                                                $    869       $  2,808

7.   Long-Term Debt

  A  summary  of   long-term   debt   is   as   follows   (dollars   in
thousands):
                                                March 31,
                                        1994             1995

First Ships Mortgage, secured by a
 riverboat, interest at prime plus
 2 percent(8 percent at March 31,
 1994 and 1995) adjusted every 60
 months, payable in monthly
 installments of $49, due 2013        $  5,803         $  5,669

Note payable to Gem Gaming, Inc.,
 unsecured, interest at 9% per year,
 principal due the earlier of the
 opening of the Mesquite facility
 or December 31, 1995.                    --              3,200

Other                                      62               38

                                         5,865            8,907

Less  --  current portion               (154)           (3,375)

                                      $  5,711         $  5,532


       The   aggregate   annual   maturities  of   long-term   debt at March
31, 1995 are as follows (dollars in thousands):

                Year ending March 31:

                    1996                       $  3,375
                    1997                            164
                    1998                            169
                    1999                            184
                    2000                            199
                    Thereafter                    4,816

                                               $  8,907

8.   Stockholders' Equity

       In   July   1993,   the   Company  issued   7,499,250  shares of its
$.005   par   value  common  stock  in  a  public  offering.  The   price  to
the   public   was   $12.50   per  share.   Net  proceeds of the  offering,
after   deducting   all   associated  costs,   were   $86,238,400, or  $11.50
per newly issued share.


9.   Common Stock Options and Warrants

       The Company has four stock option  plans,  the   1985   Incentive
Stock Option   Plan   ("1985   Plan") for  employees    covering   600,000
shares   of   common   stock,  the  1990 Incentive Stock Option  and  Non-
Qualified    Option   Plan   covering   1,200,00   shares of common    stock
("1990   Plan"),   the   1993   Incentive  Stock   Option  and Non-Qualified
Option    Plan    covering   3,000,000   shares   of   common stock  ("1993
Plan"),    and    the     1994   Directors   Stock   Incentive Plan ("1994
Plan")    covering   900,000   shares    of   common   stock. As of  March
31,   1995,   the   Company   had   116,686,  495,375, 286,500 and   840,000
shares   available   for   issuance   in   connection  with future  stock
options    that    may    be    granted  under  the  1985   Plan, 1990 Plan,
1993    Plan    and   1994   Plan,    respectively. Options granted  are
generally   exercisable   between   three   and   ten years from date   of
grant.    The   following   is  a  summary  of  the 1985, 1990, 1993, and
1994 Plans:


                     1985       1990        1993       1994
                     Plan        Plan        Plan       Plan     Sub-total

Outstanding
  March 31, 1992    418,875        --         --        --      418,875
Granted              15,000     936,375       --        --      951,375
Exercised          (75,000)    (12,000)       --        --     (87,000)
Expired or
  canceled         (96,375)   (720,000)      --      --       (816,375)

Outstanding
  March 31, 1993    262,500     204,375       --        --      466,875
Granted                --       262,500    628,500      --      891,000
Exercised         (207,170)    (48,225)       --        --     (255,395)
Expired or
  canceled          (9,701)     (2,250)       --        --      (11,951)

Outstanding
  March 31, 1994     45,629     416,400    628,500      --    1,090,529
Granted                --       267,000  1,995,000    60,000  2,322,000
Exercised           (9,652)    (12,737)       --        --     (22,389)
Expired or
  canceled          (7,500)    (42,750)       --         --    (50,250)

Outstanding
  March 31, 1995     28,477     627,913  2,623,500    60,000   3,339,890

Exercisable at
  March 31, 1995     16,327     257,927    439,502      --      713,756


 In addition to the   foregoing  plans,  other   option   and   warrant
activity is listed below  including  total   for   all   plans   and   the
exercise price range per share:

                 Non-employee  Other                           Exercise Price
                  Directors    Options   Warrants     Total   Range  per share

Outstanding
  March 31, 1992     --      1,532,347       --      1,951,222    $0.33-$2.83
Granted              --       161,544   7,237,544    8,350,463    $1.19-$6.92
Exercised            --     (336,645)  (2,152,161)   (2,575,806)   $0.33-$3.00
Expired or
  canceled             --    (740,292)      --      (1,556,667)   $0.33-$2.50

Outstanding
  March 31, 1993       --     616,954   5,085,38    6,169,212    $0.33- $6.92
Granted            332,877      --         --       1,223,877    $6.25-$17.83
Exercised              --   (247,355)   (245,088)   (747,838)    $0.33-$4.13
Expired or
   canceled           --     (8,982)      --        (20,933)     $0.83-$11.17

Outstanding
   March 31, 1994  332,877   360,617   4,840,295   6,624,318     $0.33-$17.83
Granted              --        --        150,000   2,472,000     $11.50-$16.58
Exercised        (112,500) (142,857)  (2,740,295) (3,018,041)    $0.33-$11.17
Expired or
   canceled         --       (260)         --       (50,510)     $0.83-$17.83

Outstanding
 March 31,1995   220,377   217,500     2,250,000   6,027,767    $0.67-$17.83

Exercisable at
 March 31, 1995  220,377   217,500     1,612,50    2,764,133

       On   June   23,   1992,   a   subsidiary   of   the   Company   sold   to
accredited investors     15     percent     series     A&B     exchangeable
debentures with a   face  value  of  $5,815,000,   due   April   14,   1997.
In   addition, 4,750,650 warrants  to   purchase   common   stock   of   the
Company were issued. The   debentures   were   exchangeable   for   common
stock of   the Company at  the  rate  of  417  shares   of   common
stock   per $1,000   face   value   of   debt.    The   Company   called
all   outstanding debentures    for    redemption   on   June   28,   1993.
These    debentures were    exchanged    for    2,028,750   shares   of
the    Company's    common stock.  The  warrants were  fully exercised prior
to their expiration on February 23, 1995.

    Under    a   contract   with   a   spokesperson   for   the   riverboats
through December 31, 1996,   the   Company   issued   2,100,000   warrants
to purchase common stock of the Company. The warrants, which vest at 25% per year beginning January 1, 1993, are exercisable at $2.67 per warrant.

10.  Employee Benefit Plans

  The Company   has   a   defined   contribution   plan   that   provides
retirement benefits for    eligible    employees.    Eligible    employees
may   elect to participate   by   contributing   a   percentage   of   their
pre-tax earnings    to   the   plan.    Employee   contributions    to    the
plan, up to certain  limits,  are  matched  at  25%   by   the   employer.
The    expense for  the   Company's   defined   contribution    plan    was
$224,000 for the  fiscal  year  ended  March  31,  1995.   There   were   no
employer contributions in the prior  years.

11.  Commitments and Contingencies

 The   Company   leases   office   space,   land   and   equipment   under
operating leases expiring at various dates through December 2011.

  The    minimum    annual    payments    under    noncancelable    lease
agreements at  March    31,   1995   are    as    follows    (dollars    in
thousands):

                Year ending March 31:

                    1996                        $ 2,180
                    1997                            963
                    1998                            766
                    1999                            440
                    2000                              7
                    Thereafter                       80
                                                $ 4,436

   A    lease   agreement   for   one   of   the   Company's   subsidiaries
provided for contingent   payments  based   on   either   the   greater   of
the   annual minimum rent  or  the  calculated  rent   based   on   adjusted
passenger   admission. Rent expense   for   all   operating   leases    was
as follows (dollars in thousands):
                                        Years ended March 31,

                                1993       1994           1995

     Minimum rentals          $ 606        $ 869        $ 2,213
     Contingent payments        --          662           3,236

                              $ 606     $  1,531       $  5,449

   For   the  fiscal   years  ended  March  31,1994  and   1995,   $203,000
and   $101,000, respectively, of  rent   expense   is   included   in   pre-
opening and gaming  development    costs    in    the     accompanying
consolidated statements of operations.

  In   1994,   the   Company   began   construction   of   a   land   based
casino in   Mesquite, Nevada.    The  total   cost   of   the   project   is
approximately $75-80   million.    Costs   incurred   through    March    31,
1995 were approximately   $44  million.   The   project   is   expected   to
open on or about July 1, 1995.

  The   Company is   a   defendant   in   various   lawsuits.    In   the
opinion of management   and   counsel,  the   outcome   of   these   matters
will not have   a   material  adverse  effect  on  the  Company's   business
or results of operations.

12.  Transactions with Related Parties

  A law   firm   performed  legal  services  for   the   Company   during
the fiscal years ended March  31,  1993,  1994  and  1995  for   which   it
was paid fees   in   the   aggregate  amount  of  $240,000,   $955,000   and
$1,293,000, respectively. The   President   of   the   Company    was    a
partner of the firm through May 1993.

 A member   of   the  board  of  directors  was  paid   $70,000   during
the year ended   March   31,   1995   in   consideration   for   consulting
services rendered.

  The Company   purchases  promotional  items  from   a   company   owned
by certain directors   and  stockholders  of  the   Company.    During   the
years ended March 31,   1993,   1994   and   1995,   the   Company    paid
$98,000, $79,000 and $306,000, respectively, for such materials.

 In   June   1992,  the  Company  sold  $2,250,000  face  value   of   the
15% series A   exchangeable   debentures  to   The   Griffin   Group,   Inc.
(Griffin) (see  Note    9).    One   of   the   affiliates    of    Griffin
acquired $150,000 face   value   of   debentures   and   779,100   of    the
detachable warrants from   Griffin.   Subsequent   to   this   purchase,   a
representative of Griffin,   became   a   member   of    the    Board    of
Directors of the Company.   In  December  1992,   Griffin   entered   into
a contract under   which   Mr.   Merv  Griffin   became   the   spokesperson
for the   Company's   riverboats   (see   Note   9).    In   February   1993,
Griffin and its    affiliates    exercised    622,950    and     107,550,
respectively, of the   warrants   attached   to   the    debentures    and
became stockholders of the Company.

13.  Discontinued Operations

 In   fiscal   year   1993  the  Board  of  Directors   of   the   Company
approved a plan   to  concentrate  its  efforts  on  the   development   and
operation of   riverboat   casinos   and   to   discontinue   its   marketing
of various services   and   products   related   to   gaming,   travel   and
entertainment industries. The  discontinued     operations     include
the     services and products    of    Players    Club     International,
International Gaming   Promotions, Players   World    Travel,    the    900
Game Show Network and its cash advance services.

 In July 1993, the   Company   sold   substantially   all   of   its
assets relating to   (i)   its   Players   Club   membership   club,   which
provides discount     and    other    benefits    to     individuals     who
participate in recreational   gaming,   and   (ii)   its   Players    World
Travel travel agency,   to   Privilege   Players    Club    Group,    Inc.
("Privilege Players"), as    assignee    of     Winners     Entertainment
Group, Inc. In  consideration  of  the  sale  of  the  Players   Club   and
Players World Travel   assets   the   Company   received   $350,000    cash
and  Privilege Players    assumed   certain   liabilities    relating    to
such assets.

  The   consolidated   financial   statements   report   separately    the
operating results and   cash   flows   of   the   discontinued   operations.
There was no operating   or  cash  flow  activity   resulting   from   the
discontinued operations  for   the   year    ended    March    31,    1995.
Summary operating results of the   discontinued   operations   are    as
follows (dollars in thousands):

                                        Year ended March 31,

                                          1993            1994

Revenues                              $ 14,640           $ 3,360
Costs and expenses                      20,711             4,376
Loss before provision for income
     taxes and loss on disposition
     of discontinued operations        (6,071)           (1,016)
Provision for income taxes                --                --
Loss before loss on disposition of
     discontinued operations           (6,071)           (1,016)
     Loss on disposition of
     discontinued operations             (960)              --
     Net loss                        $ (7,031)         $ (1,016)



  The   net   loss  from  discontinued  operations  for  the   year   ended
March 31, 1994,   had  been  previously  provided  for  and   reflected   on
the   March 31,  1993   financial  statements  as   a   net   liability   for
discontinued operations. The   significant   components    of    the    net
effect of discontinued   operations   on   cash   flows   from   operating
activities are as follows (dollars in thousands):

                                         Year ended March 31,
                                         1993         1994

Net loss                              $ (7,031)    $ (1,016)
Issuance of common stock
     under contract settlement            2,284         --
Amortization of deferred membership
     acquisition costs                    5,756         --
Payment of deferred membership
     acquisition costs                  (3,874)         --
Other                                       550          163
Changes in net liability of
     discontinued operations              (556)      (1,969)
                                     $  (2,871)   $  (2,822)

  There  were   no   significant  components  of   the   net   effect   of
discontinued  operations  on    cash    flows    from     investing     and
financing activities.


14.  Subsequent Events

  On   April   17,   1995,   the  Company  issued  $150,000,000   aggregate
principal amount of   10-7/8%  Senior  Notes  due   to   mature   on   April
15,   2005. Interest is  payable  in  cash  semi-annually   on   April   15
and   October 15 commencing   October  15,  1995.    The   Company   intends
to use the net proceeds for future expansion and development.

  On April   26,  1995,  the  Board  of  Directors  declared  a   3-for-2
stock split for   stockholders  of  record  at   the   close   of   business
on    May 8, 1995.    All   references   to   share   data    have    been
retroactively restated to reflect this split.