Form 10-K/A
period 1995-03-31
PLAYERS INTERNATIONAL INC /NV/
filed 1995-07-31
CIK 796912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A-1
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended March 31, 1995
                                             --------------
                                       or
[    ]    Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934

           For the transition period from ___________ to ___________

                        Commission File Number 0-14897

                          PLAYERS INTERNATIONAL, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                                 96-41745832
- -------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

          3900 Paradise Road, Suite 135
          Las Vegas, Nevada                                         89109
- -------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code        (702) 691-3300
                                                   ----------------------------

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

  Not Applicable
- -------------------                    -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.005 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                    YES  X  NO
                                        ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $490 million at June 22, 1995. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market of The Nasdaq Stock Market on June 21, 1995. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company.

The number of shares of the registrant's Common Stock outstanding as of June 22, 1995 was 29,757,904.

                   Documents incorporated by reference: None

PH02/81834.2

                               TABLE OF CONTENTS

PART III.......................................................................

Item 10.    Directors and Executive Officers of the Registrant.................
Item 11.    Executive Compensation.............................................
Item 12.    Security Ownership of Certain Beneficial Owners and Management.....
Item 13.    Certain Relationships and Related Transactions.....................

Preliminary Note:

         This Form 10-K/A-1 is being filed to report Part III information in lieu of the incorporation of such information by reference to the Company's definitive proxy material for its 1995 Annual Meeting of Stockholders.

PH02/81834.2

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and executive officers of Players International, Inc. ("the Company"), as of August 11, 1995, is as follows:

                                                                                                   Director
Director Name                      Present Position(s) With The Company                              Since       Age
- -------------                      ------------------------------------                            --------      ---
Edward Fishman                     Chairman of the Board of Directors and Chief                      1985        52
                                   Executive Officer

David Fishman                      Vice Chairman of the Board of Directors                           1985        47

Howard Goldberg                    President, Chief Operating Officer and Director                   1986        50
Steven P. Perskie                  Executive Vice President, General Counsel and                     1994        50
                                   Director

Thomas E. Gallagher(1)(2)          Director                                                          1992        50

Marshall S. Geller(1)(2)           Director                                                          1989        56

Lee Seidler(1)                     Director                                                          1987        60

(1) Member of the Audit Committee, of which Mr. Seidler is Chairman.
(2) Member of the Compensation Committee, of which Mr. Gallagher is Chairman.

     Edward Fishman has served as Chairman of the Board and Chief Executive Officer of the Company since 1985 and served as President during May 1993. His principal activities for the Company relate to marketing, long-range development and strategic planning. He has 16 years of marketing experience in the casino industry and he has served as a marketing consultant to Resorts International Casino Hotel in Atlantic City and Harrah's East Hotel/Casino.

     David Fishman has served as the Company's Vice Chairman of the Board since 1985 and he served as Secretary from 1985 until May 1993. His principal activities for the Company relate to overall supervision of individual casino development and operations.

     Howard Goldberg became President of the Company in May 1993 and Chief Operating Officer shortly thereafter. Mr. Goldberg's duties relate principally to long-range development and strategic planning. Prior to joining the Company, he was the managing shareholder practicing law in the Atlantic City, New Jersey law firm of Horn, Goldberg, Gorny, Daniels, Plackter & Weiss ("Horn, Goldberg"), which is outside general counsel to the Company and has represented the Company since its inception. Since the advent of casino gaming in Atlantic City, Mr. Goldberg specialized in representing casinos in New Jersey and other jurisdictions for development and regulatory matters. Mr. Goldberg remains associated with Horn, Goldberg, but he does not currently engage in any firm-related activities other than on an occasional and incidental basis. The amount of the payments due to him from the firm are not affected by fees paid by the Company to the firm.

     Thomas E. Gallagher has been President and Chief Executive Officer of The Griffin Group since April 1992. For the preceding 15 years, he was a partner in

PH02/81834.2
the law firm of Gibson, Dunn & Crutcher. Since November 1, 1993, he has served as a director, and since May 1995, he has served as President and Chief Executive Officer of Griffin Gaming & Entertainment, Inc. (formerly Resorts International Inc.)

     Marshall S. Geller is the Senior Managing Partner of M. Geller & Co., a merchant banking investment company. From April 1993 through July 1995, Mr. Geller was the Senior Managing Partner and founder of Golenberg & Geller, Inc., a merchant banking investment company. He served as the Company's interim President from November 1992 through April 1993. Mr. Geller served as Vice Chairman of Gruntal & Co., Inc., an investment banking firm, from 1988 to 1990. From 1967 until 1988, he was a Senior Managing Director of Bear Stearns & Co. Inc., an investment banking firm ("Bear Stearns"). He is currently interim Co-Chairman of Hexcel Corporation and a director of Value Vision International, Inc.

     Lee Seidler is a private investor. He is affiliated with Bear, Stearns as Managing Director Emeritus. From 1981 to 1989, he was a Senior Managing Director of Bear Stearns. He is a director of Synthetic Industries, Inc., The Shubert Organization, Inc. and The Shubert Foundation.

     Steven P. Perskie joined the Company's Board of Directors and became a Vice President and its General Counsel in May 1994 and became Executive Vice President in March 1995. His responsibilities include the development of opportunities for the Company in new and emerging gaming jurisdictions and strategic planning. From 1990 to May 1994, he served as Chairman of the New Jersey Casino Control Commission (the "NJCCC"). Prior to joining the NJCCC, he served from January to October 1990 as Chief of Staff to Governor Jim Florio of the State of New Jersey. From October 1989 to January 1990, he was the Director of Transition for Governor-Elect Florio. For several years prior to October 1989, he was a presiding judge of the Superior Court in the State of New Jersey. He also served from 1971 through 1982 in the New Jersey Legislature, first as a member of the General Assembly and then as a member of the Senate. As a state legislator, he was the author and principal sponsor of the New Jersey Casino Control Act in 1977.

     Peter J. Aranow joined the Company as an Executive Vice President in May 1993, and he became the Company's Chief Financial Officer and Secretary shortly thereafter. From 1977 to May 1993, he was employed in the Investment Banking Department of Bear, Stearns in progressively more responsible positions, including Senior Managing Director. During his tenure with Bear, Stearns, one of Mr. Aranow's areas of focus was the gaming industry.

     Edward and David Fishman are brothers. Howard Goldberg and Lee Seidler are brothers-in-law.

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission by the tenth day of the calendar month following the month of the sale, and to furnish the Company with copies of these reports. Based on the Company's review of the copies of these reports it has received, and written representations, if any, received from reporting persons with respect to the filing of such reports, the Company believes that all Section 16(a) filing requirements applicable to the reporting persons for the period April 1, 1994 to March 31, 1995 were made on a timely basis except that Marshall Geller, a director of the Company, did not timely report his May 1995 sale of Common Stock, which was reported on Form 4 in July 1995.

PH02/81834.2

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

     The following summary compensation table sets forth, for the Company's last three fiscal years, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to Edward Fishman, the Company's Chief Executive Officer, and to each of the Company's other four most highly compensated executive officers for the fiscal year ended March 31, 1995 (collectively, the "Named Executives"):


                                                 Summary Compensation Table

                                                       Annual Compensation                            Long-Term Compensation
                                      ------------------------------------------     -----------------------------------------------
                        Fiscal Year                                                   Restricted          Securities
 Name and Principal        Ended                                    Other Annual           Stock          Underlying       All Other
        Position         March 31,    Salary          Bonus         Compensation          Awards             Options    Compensation
- -------------------     -----------   ------          -----         ------------      ----------          ----------    ------------
Edward Fishman             1995       $500,000      $250,000             --               --             600,000(1)            --
  Chairman of the          1994        325,000       437,500             --               --                 --            $5,175
  Board, Chief             1993        226,993       100,000             --               --             112,500(2)         6,900
  Executive Officer
  and Director

David Fishman              1995       $500,000      $250,000             --               --             600,000(1)       $13,400(3)
  Vice Chairman of         1994        325,000       437,500             --               --                  --            3,645
  the Board                1993        226,993       200,000             --               --             337,500(2)(4)      3,457
  and Director

Howard Goldberg            1995       $500,000      $250,000        $    --               --             600,000(1)        $6,088(3)
  President,Chief          1994        283,214(5)    437,500          5,500(6)      $887,500(7)          431,250(8)         3,595
  Operating                1993             --            --         16,000(6)            --              56,250(2)            --
  Officer and
  Director

Peter J. Aranow            1995       $300,000      $150,000             --               --              45,000(9)        $4,404(3)
  Executive Vice           1994        170,470(5)    250,000             --         $177,500(10)         225,000(11)        3,705
  President and            1993             --            --             --                                   --               --
  Chief Financial
  Officer

PH02/81834.2


Steven P. Perskie          1995       $122,019(5)   $150,000             --               --             150,000(12)       $6,079(3)
  Executive Vice           1994             --            --             --               --                  --               --
  President, General       1993             --            --             --               --                  --               --
  Counsel and
  Director

(1) Includes 150,000 shares subject to options granted on April 14, 1994, with an exercise price of $11.50 and 450,000 shares subject to options granted on March 1, 1995, with an exercise price of $16.50. See "Stock Option Grants."

(2) Exercisability of options for 112,500 shares to the Messrs. Fishman and options for 56,250 shares to Mr. Goldberg were conditioned on the Company meeting earnings goals for Fiscal 1993. The goals were not met and such options lapsed without becoming exercisable.

(3) Represents the following life insurance premium payments made by the Company during Fiscal 1995 with respect to policies for which the beneficiary is not the Company: David Fishman ($2,900); Howard Goldberg ($3,595); and Peter Aranow ($2,519). Also includes $10,500 in perquisites for Mr. David Fishman, $2,493 in additional disability income protection for Mr. Goldberg, $1,885 in additional disability income protection for Mr. Aranow and $6,079 in reimbursed COBRA payments for Mr. Perskie.

(4) Includes 225,000 shares subject to options granted on February 17, 1993 with an exercise price of $6.25, 100% vesting immediately. Also includes 112,500 shares subject to options granted for Fiscal 1993 that lapsed. See
     Note 3.

(5) Represents compensation from May 19, 1993 for Howard Goldberg, May 26, 1993 for Peter Aranow and May 2, 1994 for Steven Perskie, the dates when they became officers.

(6)  Represents directors fees before Mr. Goldberg became an officer.

(7) Represents restricted stock grant of 75,000 shares of Common Stock that were awarded to Mr. Goldberg upon his joining the Company as an officer, valued at $11.83 per share, the fair market value of the shares on the date of his award.

(8) Includes 375,000 shares subject to options granted on May 19, 1993 with an exercise price of $11.83. The options vest at 18,750 shares per month during the first year and 6,250 per month in the second and third years. Also includes 56,250 shares subject to options granted while a non-employee director. The latter options are exercisable at $6.25 per share and their exercisability was conditioned on the Company meeting certain earnings goals for fiscal 1994 that were met.

(9) Includes 45,000 shares subject to options granted on April 14, 1994, with an exercise price of $11.50. The options vest 20% on each of the first and second anniversaries of the date of the grant, respectively, and the remaining 60% of the options vest on the third anniversary of the date of grant.

(10) Represents restricted stock grant of 15,000 shares of Common Stock that were awarded to Mr. Aranow upon his joining the Company as an officer, valued at $11.83 per share, the fair market value of the shares on the date of his award.

(11) Granted options to purchase 225,000 shares on May 26, 1993 with an exercise price of $11.83. The options vest in equal monthly installments over 36 months.

(12) Includes 150,000 shares subject to options granted on May 2, 1994, with an exercise price of $13.25. The options vest 20% on each of the first and second anniversaries of the date of the grant, respectively, and the remaining 60% of the options vest on the third anniversary of the date of grant.

     No other annual compensation or long-term incentive plan payouts were paid during the fiscal year ending March 31, 1995.

PH02/81834.2

Stock Option Grants

     The following table relates to options granted to the Named Executives during the fiscal year ended March 31, 1995.

                       Option Grants In Last Fiscal Year

                                                                                                          Potential
                                                                                                      Realizable Value
                                                   Individual Grants                                  at Assumed Annual
                               -----------------------------------------------------------                Rates of
                                                 % of Total                                              Stock Price
                                                   Options                                            Appreciation for
                                                 Granted to       Exercise                              Option Terms
                                  Options         Employees         Price       Expiration      ---------------------------
Name                              Granted      in Fiscal Year     Per Share        Date            5%               10%
- ----                              -------      --------------     ---------     ----------      ----------      -----------
Edward Fishman..............   150,000(1)(2)         6.6%          $11.50         4/14/99         $476,586       $1,053,130
                               450,000(3)           19.9%          $16.50         3/31/01(3)     2,184,613        4,868,122

David Fishman...............   150,000(1)(2)         6.6%          $11.50         4/14/99          476,586        1,053,130
                               450,000(3)           19.9%          $16.50         3/31/01(3)     2,184,613        4,868,122

Howard Goldberg.............   150,000(1)(2)         6.6%          $11.50         4/14/99          476,586        1,053,130
                               450,000(3)           19.9%          $16.50         3/31/01(3)     2,184,613        4,868,122

Peter J. Aranow.............    45,000(1)(2)         2.0%          $11.50         4/14/99          142,976          315,939

Steven P. Perskie...........   150,000(1)(4)         6.6%          $13.25          5/2/99          549,110        1,213,389

(1) Options vest in 20%, 20% and 60% increments on the first, second and third anniversaries of the date of grant.

(2)  Options were granted on April 14, 1994.

(3) Options vest in 20% increments on each of the first through fifth anniversaries of March 31, 1995. These options expire on March 31, 2000, except for the final vested increment, which expires one year following vesting, on March 31, 2001.

(4)  Options were granted on May 2, 1994.

Stock Option Exercises

     The following table relates to options exercised during the year ended March 31, 1995, and options outstanding at the year end. The table does not include warrants which were acquired in a 1992 private placement on the same terms as were paid by other unaffiliated investors.

PH02/81834.2

                      Aggregated Option Exercises In Last
                  Fiscal Year And Fiscal Year End Option Value

                                                                   Number of                      Value of Unexercised
                                                              Unexercised Options                 In-the-Money Options
                                                               at March 31, 1995                  at March 31, 1995(2)
                                                        -----------------------------      ------------------------------
                            Shares
                           Acquired         Value
         Name            on Exercise     Realized(1)    Exercisable     Unexercisable      Exercisable      Unexercisable
         ----            -----------     -----------    -----------     -------------      -----------      -------------
Edward Fishman........        --             --               --          600,000               --          $2,149,980

David Fishman.........        --             --           225,000         600,000           $2,831,243      $2,149,980

Howard Goldberg.......     22,500         $283,125        388,751         687,499           $3,537,807      $2,762,470

Peter J. Aranow.......        --             --           137,501         132,499             $962,502        $942,489

Steven P. Perskie.....        --             --               --          150,000               --            $837,495

(1) Based upon the difference between the Nasdaq National Market closing quotation for the Common Stock and the exercise price on the date of exercise multiplied by the number of shares acquired upon exercise.

(2) Based upon the aggregate sum of the positive difference between the Nasdaq National Market closing quotation for the Common Stock on March 31, 1995 and the exercise price for each option.

Employment Agreements

     Mr. Goldberg has an employment agreement with the Company for a three year term ending May 19, 1996, to serve as President and Chief Operating Officer. His annual contractual base compensation is at least $400,000, including a guaranteed bonus of $75,000, provided that his annual base compensation shall not be less than the amount granted to the Messrs. Edward or David Fishman. He is entitled to performance bonuses in accordance with a specified formula. In the event of his death, his estate is entitled to an additional three months of his base compensation as well as other amounts earned under bonus and other arrangements to the date of his death. In the event of a termination or constructive termination without cause (as those terms are defined in the agreement), he will be entitled to receive, among other benefits, base compensation and continued performance bonuses for a period to the end of the agreement term or 12 months, whichever is longer, which amounts may be payable in a lump sum discounted to present value. If Mr. Goldberg's employment terminates on a change in control of the Company (as defined in the agreement) he will be entitled to the present value of similar benefits payable as a lump sum. The agreement also provides for certain life and disability insurance coverage as well as other fringe benefits. Under the terms of this agreement, upon joining the Company, Mr. Goldberg received an award of 75,000 shares of the Company's Common Stock and a five-year option for 375,000 shares becoming exercisable in installments at $11.83 per share.

     Mr. Aranow has an employment agreement with the Company for a three-year term ending May 26, 1996, to serve as Executive Vice President and Chief Financial Officer. His initial annual contractual base compensation is $200,000, which increases by $50,000 in the second and third years, in addition to which he is entitled to a $50,000 annual guaranteed bonus. He is entitled to a minimum annual performance bonus in accordance with a specified formula. Mr. Aranow's agreement has provisions comparable to Mr. Goldberg's agreement for benefits on death, termination or constructive termination without cause and termination after a change in control of the Company. Under the terms of the agreement, upon joining the Company Mr. Aranow received an award of 15,000 shares of the Company's Common Stock and a five-year option for 225,000 shares exercisable in installments at $11.83 per share.

     Mr. Perskie has an employment agreement with the Company for a three-year term ending May 1, 1997, to serve as Executive Vice President and General

PH02/81834.2

Counsel. His initial annual contractual salary is $135,000, with minimum increases of $50,000 in the second and third years. Under the terms of the agreement, upon joining the Company he received a five-year option to purchase 150,000 shares, exercisable in installments at $13.25 per share.

     Each of the three executive employment agreements referred to above contains certain restrictions on competitive activities after the termination of employment.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                       OUTSTANDING SHARES, VOTING RIGHTS
                      AND STOCKHOLDINGS OF CERTAIN PERSONS

Outstanding Shares and Voting Rights

     At the close of business on July 19, 1995, the record date fixed for the determination of stockholders entitled to notice of and to vote at the Meeting, there were outstanding approximately 29,787,300 shares of the Company's common stock, par value $.005 per share (the "Common Stock"), the only class of voting securities outstanding. Only the record holders of such Common Stock as of the close of business on July 19, 1995 will be entitled to vote. The presence at the Meeting, in person or by proxy, of stockholders entitled to cast a majority of the votes that all stockholders are entitled to cast will constitute a quorum. Each share of Common Stock is entitled to one vote, without cumulation, on each matter to be voted upon at the Meeting.

Security Ownership of Certain Beneficial Owners And Management

     The following table sets forth, as of the close of business on July 28, 1995, certain information with respect to the beneficial ownership of Common Stock of each director of the Company and by all officers and directors as a group, as well as the holdings of each stockholder who was known to the Company to be the beneficial owner, as defined in Rule 13d-3 under the Securities Exchange Act of 1934, of more than 5% of the Common Stock. Information also is presented regarding institutional beneficial ownership of more than 5% of the Common Stock as of December 31, 1994, the last date for reporting significant ownership positions by certain institutions under Securities and Exchange Commission ("SEC") rules. Each of the persons listed below has sole voting and investment power with respect to such shares, unless otherwise indicated.

Name of Beneficial                                               Number of Shares               Percent of Class
      Owner(1)                                                  Beneficially Owned             Beneficially Owned
- ------------------                                              ------------------             ------------------
The Griffin Group, Inc.                                            4,267,350(2)                       13.6%

Edward Fishman                                                     1,379,959(3)                        4.6

David Fishman                                                        856,672(4)                        2.9

Thomas E. Gallagher                                                  949,800(5)                        3.2

Howard Goldberg                                                      739,330(6)                        2.4

Marshall Geller                                                      119,127(7)                         *

Steven P. Perskie                                                     30,000(8)                         *

Lee Seidler                                                          138,750(9)                         *

PH02/81834.2


Peter J. Aranow                                                      199,000(10)                        *

All directors and executive officers as a group                    4,412,638(11)                      14.1
(8 persons)

FMR Corp. and Affiliates                                           2,176,500(12)                       7.3

Putnam Investments, Inc. and Affiliates                            1,520,955(13)                       5.1

Chancellor Capital Management, Inc.

Chancellor Trust Company                                           1,375,050(14)                       4.6

- ------------------------------
* Less than 1%.

(1) The address of The Griffin Group, Inc. ("The Griffin Group") is 780 Third Avenue, Suite 1801, New York, New York 10017. The address of Edward Fishman and David Fishman is 3900 Paradise Road, Suite 135, Las Vegas, Nevada 89109. The addresses of Thomas Gallagher is c/o The Griffin Group, 9860 Wilshire Boulevard, Suite 33, Beverly Hills, California 90210. The address of Howard Goldberg and Steven Perskie is c/o Players International, Inc., 1300 Atlantic Avenue, Suite 203, Atlantic City, New Jersey 08402. The address of Marshall Geller is c/o M. Geller & Co., 1875 Century Park East, #1770, Los Angeles, California 90067. The address of Lee Seidler is c/o Bear Stearns & Co. Inc., 245 Park Avenue, New York, New York 10041. The address of Peter J. Aranow is c/o Players International, Inc., 3900 Paradise Road, Suite 135, Las Vegas, Nevada 89109. All of the individuals named in the table, except Peter J. Aranow, are directors of the Company.

(2) Includes 1,680,000 shares that are subject to license warrants that were issued pursuant to a License and Service Agreement (the "License Warrants") and that are exercisable within 60 days of July 28, 1995 ("currently exercisable"). The holdings do not include the holdings of Mr. Gallagher (President of The Griffin Group and a director of the Company) but include 131,000 shares and 105,000 shares subject to License Warrants that are owned by another executive of The Griffin Group who is not otherwise associated with the Company.

(3)  Includes 30,000 shares that are subject to currently exercisable options.

(4)  Includes 255,000 shares that are subject to currently exercisable options.

(5) Includes 78,750 shares that are subject to currently exercisable options and 236,250 shares subject to currently exercisable warrants.

(6) Includes 48,267 shares held in trust and in the name of Mr. Goldberg's children and father-in-law and 456,250 shares that are subject to currently exercisable options.

(7)  Includes 96,627 shares subject to currently exercisable options.

(8)  Consists of 30,000 shares subject to currently exercisable options.

(9)  Includes 78,750 shares that are subject to currently exercisable options.

(10) Includes 184,000 shares subject to currently exercisable options.

(11) Includes 1,445,627 shares that are subject to currently exercisable options and warrants.

(12) Reflects holdings reported in Schedule 13G as of December 31, 1994. Includes 14,550 shares subject to sole voting power and 2,176,500 shares subject to sole dispositive power. The beneficial owner's address is 1582 Devonshire Street, Boston, Massachusetts 02109. Edward C. Johnson 3d, Chairman of FMR Corp., has reported beneficial ownership of the shares reported herein, as well.

PH02/81834.2

(13) Reflects holdings reported in Schedule 13G as of December 13, 1994. The beneficial owner's address is One Post Office Square, Boston, Massachusetts 02109. Beneficial ownership of the shares listed herein consists exclusively of shared voting and dispositive power.

(14) Reflects holdings reported in Schedule 13G as of December 13, 1994. The beneficial owners' address is 1166 Avenue of the Americas, New York, New York 10036.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Griffin Group License Agreement

     The Company and The Griffin Group entered into a License and Services Agreement (the "Griffin License") on December 8, 1992, which was modified in June 1993, under which the Company has the right to use the name and likeness of Mr. Griffin in television, radio, outdoor media and print advertisements. The Griffin License covers all Company riverboat and dockside casinos. Mr. Griffin also agreed to serve as the spokesperson for the Company's casinos and to render other marketing and consulting services, including personal appearances and participation in events.

     The Company has the exclusive right to Mr. Griffin's services and the use of his name and likeness in the riverboat and dockside casino industry, except that he reserves the right to represent casinos that are part of Griffin Gaming & Entertainment, Inc. (formerly known as Resorts International, Inc., "GG&E"). Mr. Griffin's only current commitment to GG&E relates to its land based casino in Atlantic City, New Jersey, although GG&E is believed to be examining the possibility of acquiring or developing casinos at one or more locations. Mr. Griffin is Chairman of the Board and a significant stockholder of GG&E.

     As consideration for the license, the Company issued warrants to The Griffin Group covering 2,100,000 shares of the Company's Common Stock, exercisable at $2.67 per share (the "License Warrants"). The License Warrants vest and become exercisable to the extent of 525,000 shares on the commencement of each year of the term of the Griffin License, and they expire on December 31, 1996.

     The Griffin Group will be entitled to a minimum fee of $50,000 per year for each Company riverboat casino, except that such fee does not apply to the Company's riverboat at Metropolis, Illinois and the Company's original Lake Charles, Louisiana riverboat during the initial four-year term of the Griffin License. The Griffin Group also will be entitled to compensation for each casino, except at the Company's Metropolis riverboat and the Company's original Lake Charles riverboat during the initial four-year term of the Griffin License, based upon a percentage of earnings per fiscal year before depreciation, interest and taxes ("EBDIT") of that riverboat casino complex (as defined), in the following cumulative amounts: to the extent that EBDIT per complex is $15 million or less, the payment is two-thirds of 1% of EBDIT (against which any minimum of $50,000 payment for the particular riverboat will be credited); to the extent that EBDIT per complex is more than $15 million but no more than $30 million, the additional payment is 1% of EBDIT in excess of $15 million; and to the extent that EBDIT per complex is more than $30 million, the additional payments will be 1 1/2% of EBDIT in excess of $30 million. It is also entitled to reimbursement of certain expenses and indemnification against certain claims. As of August 11, 1995, the Company has not paid any cash compensation to The Griffin Group under this arrangement. The Company and The Griffin Group are negotiating the terms of the EBDIT-based license fee applicable to the Company's Star riverboat, which opened in Lake Charles in April 1995, and the Players Island Resort, a land-based facility in Mesquite, Nevada which opened in June 1995.

     Mr. Griffin will be entitled to additional compensation, as negotiated in good faith, if he hosts, produces or performs in any shows at a Company casino.

PH02/81834.2

     The Company has the option to renew the Griffin License indefinitely from year-to-year after expiration of the initial term on December 31, 1996. If Mr. Griffin dies or becomes disabled, the compensation of The Griffin Group remains unchanged for the balance of the then current term. If the Company elects to renew the agreement thereafter, then the compensation the Company will be required to pay is only a $50,000 annual fee per complex, but not the EBDIT-based fee. The Griffin Group may terminate the Griffin License (i) if the Company commits certain improprieties, (ii) as a result of defaults under the Griffin License or (iii) as a result of a "Change in Control" (as defined) of the Company. The Company has certain limited rights to terminate the Griffin License.

     During Fiscal 1994, the Company paid $75,000 and gave options to purchase 15,000 shares exercisable at $13.25 per share to a hotel consultant who introduced the Company to the possibility of developing a riverboat casino complex in Lake Charles adjacent to the Downtowner Hotel (now known as the Players Hotel) and who assisted the Company in negotiating and evaluating the option agreement for its Lake Charles site. Subsequent to performing his introductory services, the consultant became an officer of The Griffin Group.

     The Company and a subsidiary completed a private placement of units of securities in June 1992 in connection with the financing of the riverboat casino at Metropolis, Illinois. The units consisted of exchangeable debentures of the Company's Metropolis riverboat operating subsidiary (the "Debentures," issued in two series, the "Series A Debentures" and the "Series B Debentures") and warrants to purchase shares of the Company's Common Stock. The Debentures were exchangeable into shares of the Company's Common Stock at the rate of 417 shares of Common Stock per $1,000 principal amount of Debentures (approximately $2.46 principal amount of Debentures per share of Common Stock). As a result of the Debentures being called for redemption, all of the Debentures were exchanged for an aggregate of 2,082,705 shares of the Company's Common Stock on or shortly before the redemption date of June 28, 1993. The warrants issued by the Company permitted the purchase of shares of the Company's Common Stock at $2.46 per share prior to the date the Metropolis riverboat casino commenced operations and thereafter at $3.00 per share. The warrants expired February 23, 1995.

     The purchase price per unit as well as the features of the Debentures and the warrants were determined in the first instance pursuant to arms-length negotiations between the Company and The Griffin Group, which purchased all $2,250,000 principal amount of Series A Debentures that were issued and also warrants to purchase 2,922,000 shares of Common Stock for an aggregate purchase price of $2,250,000. Prior to its purchase in the private placement, The Griffin Group was not a substantial investor in the Company, did not have a representative on the Company's Board of Directors and had not entered into the Griffin License. Warrants were issued in the units with Series A Debentures to The Griffin Group at the rate of approximately one warrant to purchase 1,299 shares for each $1,000 principal amount of Debentures.

     The remainder of the purchasers in the June 1992 private placement purchased Series B Debentures and warrants for a total consideration of $3,565,000. The Series B Debentures were substantially identical to the Series A Debentures. Investors in the units containing Series B Debentures received warrants to purchase approximately 342 shares (as compared to warrants to purchase 1,299 shares issued to The Griffin Group) for each $1,000 principal amount of Debentures. Each of Edward Fishman, David Fishman, Stanley Harfenist (a former officer and director of the Company), Howard Goldberg (who was then a director but not an officer of the Company), Stanley Fishman (a former director of the Company) and Bruce Allbright (a former director of the Company) purchased $100,000 principal amount of Series B Debentures and received warrants to purchase 51,294 shares of Common Stock. Messrs. Marshall Geller, Harvey Goldberg (a former officer of the Company) and Peter Aranow (who was not then a Company officer) purchased $350,000, $50,000 and $50,000 principal amount of Series B Debentures, respectively, and received warrants to purchase 179,529, 25,467 and 25,647 shares, respectively. The total investment by current and former Company directors and officers was $1,050,000. Other investors who were not directors or officers of the Company (some of whom were related to one or more current or former directors or officers) purchased units identical to those purchased by the directors and officers for the same consideration per unit paid by the directors and officers.

PH02/81834.2

Transactions With MII

     During the year ended March 31, 1995, the Company purchased approximately $306,000 of merchandise from Marketing Innovations International, Inc. ("MII"). Edward and David Fishman, along with their brother, Stanley Fishman (who resigned as a director of the Company effective March 31, 1994), own a majority of the common stock of MII. The Company expects to continue to purchase merchandise from MII. In the opinion of the Company, the merchandise purchased from MII is at prices comparable to that which could have been obtained from unaffiliated vendors for comparable merchandise.

Legal Fees

     The law firm of Horn, Goldberg, Gorny, Daniels, Plackter & Weiss performed legal services for the Company during Fiscal 1995 for which it was paid fees in the aggregate amount of $1,293,000. Mr. Howard Goldberg was an active member of the firm through May 1993, when he became President of the Company. Mr. Goldberg remains associated with Horn, Goldberg, but he does not currently engage in any firm-related activities other than on an occasional and incidental basis. The amount of the payments due to him from the firm are not affected by fees paid by the Company to the firm. The Company believes that the fees paid to the firm for the foregoing legal services were no less favorable to the Company than the fees that could have been obtained from unaffiliated parties for comparable services.

Consulting Arrangement with Mr. Seidler

     Mr. Seidler was engaged to render special services to assist the Company in obtaining one or more gaming licenses in the State of Florida. Under such arrangement, the Company agreed to pay a retainer of $10,000 per month from February through September 1994, after which the Company exercised its option to discontinue the monthly retainer. The Company paid Mr. Seidler a total of $70,000 under the arrangement. If Mr. Seidler had obtained Florida gaming licenses as a result of such efforts, he would have been entitled to five-year options to purchase 150,000 shares of the Company's Common Stock exercisable at the fair market value of the stock on the option issuance date ("Consulting Options"). Mr. Seidler's right to receive Consulting Options for Florida development projects has terminated. However, the Board of Directors of the Company has approved an arrangement with Mr. Seidler for consulting services to assist the Company in obtaining a gaming license in Canada. Under such arrangement, the Company would pay Mr. Seidler $250,000 for the receipt of a Canadian gaming license and would pay $100,000 per year thereafter for each year that the Company is involved in the ownership or management of such casino.

PH02/81834.2

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PLAYERS INTERNATIONAL, INC.

Date:  July 28,  1995                      By: /s/ Peter J. Aranow
                                               _________________________________
                                               Peter J. Aranow
                                               Executive Vice President
                                               Chief Financial Officer
                                               and Secretary

                                           By: /s/ Stephen Radusch
                                               _________________________________
                                               Stephen Radusch
                                               Controller