Form 10-K/A
period 1995-03-31
PLAYERS INTERNATIONAL INC /NV/
filed 1995-08-02
CIK 796912

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________
FORM 10-K/A-2

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
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

August 2, 1995

Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

The following submission contains two (2) typographical errors and therefore has been resubmitted with those errors corrected. The errors and corresponding corrections are as follows:

1. Consolidated Balance Sheets, Liabilities and Stockholders' Equity, line item "Other liabilities" - the amount for year ending March 31, 1994 was shown as "54" and it should have been "548".

2. Notes to Consolidated Financial Statements, Note #9-Common Stock Options and Warrants, in the chart under Warrants, Outstanding for the period March 31, 1993, Granted - the amount shown was "5,083,38" and it should have been "5,083,383".

I can be reached at (318) 437-1542 if you should need additional information.

Sincerely,

Kerry C. Mitchell

cc:  Brian Ford, Ernst & Young
     Brian Lynch, Morgan, Lewis, Bockius


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

                                   41

              PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except par value)

                                 ASSETS
                                                  March 31,
                                                  1994           1995
CURRENT ASSETS:
 Cash and cash equivalents                   $   13,957     $   23,886
 Marketable securities, net (Note 2)            63,589          26,446
 Accounts receivable, net of allowance
  for doubtful accounts of $43
  at March 31, 1994 and $130 at March 31, 1995      949          1,351
 Notes receivable                                 1,320          1,279
 Inventories                                        494            863
 Deferred income tax (Note 5)                     1,773          2,345
 Prepaid expenses and other current assets        1,415          5,452

     Total current assets                        83,497         61,622

PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization
  of $3,619 at March 31, 1994 and
$10,248 at March 31, 1995 (Note 4)               46,899        118,105

DEFERRED INCOME TAX - long-term (Note 5)         3,180           1,943

INTANGIBLES, net (Note 1)                         1,716         39,130

OTHER ASSETS                                      3,273          2,990

                                             $  138,565     $  223,790


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt (Note 7)    $    154   $     3,375
 Accounts payable                                 2,669          8,233
 Accrued liabilities (Note 3)                     9,877         27,030
  Other liabilities                                 548            669
 Income taxes payable (Note 5)                    2,893           --

     Total current liabilities                   16,141         39,307

OTHER LONG-TERM LIABILITIES (Note 6)                869          2,808

LONG-TERM DEBT, net of current
  portion (Note 7)                                5,711          5,532

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


 In addition to the   foregoing  plans,  other   option   and   warrant
activity is listed below  including  total   for   all   plans   and   the
exercise price range per share:

                 Non-employee  Other                           Exercise Price
                  Directors    Options   Warrants     Total   Range  per share

Outstanding
  March 31, 1992     --      1,532,347       --      1,951,222    $0.33-$2.83
Granted              --       161,544   7,237,544    8,350,463    $1.19-$6.92
Exercised            --     (336,645)  (2,152,161)   (2,575,806)   $0.33-$3.00
Expired or
  canceled             --    (740,292)      --      (1,556,667)   $0.33-$2.50

Outstanding
  March 31, 1993       --     616,954   5,085,383   6,169,212    $0.33- $6.92
Granted            332,877      --         --       1,223,877    $6.25-$17.83
Exercised              --   (247,355)   (245,088)   (747,838)    $0.33-$4.13
Expired or
   canceled           --     (8,982)      --        (20,933)     $0.83-$11.17

Outstanding
   March 31, 1994  332,877   360,617   4,840,295   6,624,318     $0.33-$17.83
Granted              --        --        150,000   2,472,000     $11.50-$16.58
Exercised        (112,500) (142,857)  (2,740,295) (3,018,041)    $0.33-$11.17
Expired or
   canceled         --       (260)         --       (50,510)     $0.83-$17.83

Outstanding
 March 31,1995   220,377   217,500     2,250,000   6,027,767    $0.67-$17.83

Exercisable at
 March 31, 1995  220,377   217,500     1,612,50    2,764,133

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