Form 10-Q
period 1995-06-30
PLAYERS INTERNATIONAL INC /NV/
filed 1995-08-14
CIK 796912

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                        _____________

                          FORM 10-Q


(Mark One)

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)
          OF SECURITIES EXCHANGE ACT OF 1934

          For  the quarterly period ended  June  30, 1995

                             or

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF SECURITIES EXCHANGE ACT OF 1943

          For  the transition period from ______________  to
          _____________

           Commission file number         0-14897


                             Players International, Inc.

        Nevada                                           95-4175832
(State or other  jurisdiction  of                    (I.R.S. employer
incorporation or organization)                       identification no.)

   3900 Paradise  Road, Suite 135            Las  Vegas,  NV  89109
(Address of principal executive offices)                    (Zip code)
Registrant's   telephone   number, including area code (702) 691-3300


   Former name, former address and former fiscal year, if
                 changed since last report.

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


            APPLICABLE ONLY TO CORPORATE ISSUERS:

      The number of shares outstanding of each of the registrant's classes of common stock was 29,790,579 shares at August 7, 1995.



        PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES

                            INDEX


PART  I  -   FINANCIAL INFORMATION                               PAGE

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets at June 30,  1995
     and  March 31, 1995                                             1

     Condensed  Consolidated Statements  of  Operations  for
     Three Months Ended June 30, 1995 and June 30, 1994              3

     Condensed  Consolidated Statements of  Cash  Flows  for
     Three Months Ended June 30, 1995 and June 30, 1994              4

     Notes  to  Condensed Consolidated Financial  Statements         5

Item 2.Management's Discussion and Analysis  of  Results  of
     Operations and Financial Condition                              7


PART II - OTHER INFORMATION

Item 1.     Legal  Proceedings                                      9

Item 6.     Exhibits and Reports on  Form 8-K                       9



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands)

                           ASSETS


                                         June 30,  March 31,
                                           1995      1995
                                       (Unaudited)


CURRENT ASSETS:
    Cash and cash equivalents            $ 33,398  $  23,886
    Marketable securities, net            125,641     26,446
  Accounts receivable, net of allowance
for  doubtful   accounts  of   $125  at
June 30, 1995 and $130 at March 31, 1995      980      1,351
    Notes receivable                        3,299      1,279
    Inventories                             1,921        863
    Deferred income tax                     2,110      2,345
    Prepaid expenses and other current
assets                                      6,763      5,452

           Total current assets           174,112     61,622

PROPERTY AND EQUIPMENT, net of
accumulated depreciation and
amortization of $12,764 at June  30,
1995 and $10,248 at March 31, 1995        148,332    118,105

DEFERRED INCOME TAX - long-term             1,943      1,943

INTANGIBLES, net                           38,335     39,130

OTHER ASSETS                                8,661      2,990

           TOTAL ASSETS                 $ 371,383  $ 223,790


    The accompanying notes are an integral part of these condensed consolidated statements.


        PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
          (dollars in thousands, except par value)

            LIABILITIES AND STOCKHOLDERS' EQUITY


                                          June 30,   March 31,
                                            1995       1995
                                        (Unaudited)


CURRENT LIABILITIES:
    Current portion of long-term debt       $  31   $  3,375
    Accounts payable                       10,450      8,233
    Accrued liabilities                    21,670     27,030
    Other liabilities                         741        669

           Total current liabilities       32,892     39,307

    OTHER LONG-TERM LIABILITIES             2,779      2,808

     LONG-TERM  DEBT,  net  of  current
portion                                   150,000      5,532

STOCKHOLDERS' EQUITY:
     Preferred  stock,  no  par  value,
Authorized--10,000,000 shares
      Issued and outstanding--none
     Common  stock,  $.005  par  value,
Authorized -- 90,000,000 shares
      Issued and outstanding--
         29,763,940 at June 30, 1995
         29,672,400 at March 31, 1995         149        148
    Additional paid-in capital            122,867    121,712
    Unrealized loss on marketable securities  (56)      (451)
    Retained earnings                      62,752     54,734

    TOTAL STOCKHOLDERS' EQUITY            185,712    176,143

  TOTAL  LIABILITIES AND  STOCKHOLDERS'
EQUITY                                  $ 371,383  $ 223,790



    The accompanying notes are an integral part of these condensed consolidated statements.

        PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (dollars in thousands, except per share data)
                         (Unaudited)

                                         For the Three Months
                                            Ended June 30,
                                          1995         1994

REVENUES:
    Casino                               $ 63,110   $ 44,696
    Food and beverage                       1,668      1,947
    Other                                     834      1,683

                                           65,612     48,326

COSTS AND EXPENSES:
    Casino                                 24,399     15,671
    Food and beverage                       1,547      2,026
    Other gaming related expenses          14,496     10,077
    Corporate administrative expenses       1,830      1,520
     Pre-opening and gaming development     5,758      1,575
costs
    Depreciation and amortization           3,477      1,712

                                           51,507     32,581
       Income   before   other   income
(expense) and provision for income taxes   14,105     15,745

OTHER INCOME (EXPENSE):
    Interest income                         2,123        657
    Other income, net                         304        300
    Interest expense                       (3,388)      (141)

                                            (961)        816

  Income before provision for income taxes    13,144     16,561


PROVISION FOR INCOME TAXES                   5,126      6,120

NET INCOME                                  $8,018   $ 10,441


EARNINGS PER COMMON AND COMMON
   SHARE EQUIVALENT:

    Primary                               $  0.25    $  0.34
    Fully diluted                            0.25       0.34

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES:

    Primary                              32,473,170   30,846,600
    Fully diluted                        32,473,501   30,846,600



    The accompanying notes are an integral part of these condensed consolidated statements.

        PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (dollars in thousands)
                         (Unaudited)
                                             For  the  Three Months
                                                   Ended June 30,
                                              1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                              $8,018    $10,441

    Adjustments to reconcile net income
to net cash provided by operating activities:
       Depreciation and amortization        3,477      1,712
       Other                                (547)         51

    Changes in assets and liabilities:
        Accounts and notes receivable     (1,631)      (104)
         Inventories, prepaid  expenses   (2,153)      (726)
and other current assets
        Other assets                      (7,248)      (372)
         Accounts  payable and  accrued   (4,776)       (99)
liabilities
        Other liabilities                      45       (93)
        Income tax payable
                                            (217)      3,317
      Net   cash  (used)  provided   by
operating activities                      (5,032)     14,127

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net  purchases  of  property  and  (29,704)    (8,419)
equipment
    Purchase of marketable securities    (117,277)    (1,668)

     Proceeds  of  sale  of  marketable
securities                                 19,245      3,500
      Net   cash   used  in   investing
activities                               (127,736)    (6,587)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term   150,000         --
debt
    Payments of long-term debt            (8,876)       (41)
     Proceeds  from exercise  of  stock     1,157        493
options
    Other                                      (1)       (46)
     Net  cash  provided  by  financing
activities                                142,280        406

NET   INCREASE   IN   CASH   AND   CASH     9,512      7,946
EQUIVALENTS

CASH  AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                  23,886     13,957

CASH  AND  CASH EQUIVALENTS AT  END  OF
PERIOD                                    $ 33,398    $ 21,903

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                          $  187     $  141
    Income taxes paid                       5,350      2,800
     Debt incurred to purchase land and        --      3,211
equipment
    Stock issued to purchase land              --      4,238
       Unrealized   gain   (loss)    on       394      (330)
marketable securities, net of tax


    The accompanying notes are an integral part of these condensed consolidated statements.


        PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


Note 1 - Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended March 31, 1995. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made.

      The results of operations for the three month period ended June 30, 1995, are not necessarily indicative of the operating results for the full year.

       Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.


Note 2 - Casino Revenues and Promotional Allowances

     Casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary admissions, food and beverage and other items furnished to customers, which totaled approximately $3,941,000 and $1,675,000 for the three months ended June 30, 1995 and 1994, respectively.

      The estimated cost of providing such complimentary services are included in casino costs and expenses through inter-department allocations from the department granting the services as follows (dollars in thousands):

                                     For the Three Months
                                       Ended June 30,

                                       1995           1994

Food and beverage                   $  2,784      $    975
Admissions and other                     810           587
                                    $  3,594       $ 1,562


Note 3 - Pre-opening and Gaming Development Costs

      All costs in connection with the identification and development of new gaming jurisdictions and sites are being expensed except for the cost of property and equipment, which is capitalized.


Note 4 - Primary and Fully Diluted Shares

      Per share amounts have been computed based on the weighted average number of outstanding shares and common stock equivalents, if dilutive, during each period. A summary of the number of shares used in computing primary earnings per share follows:

                                     For  the Three Months
                                       Ended June 30,
                                        1995        1994

  Weighted  average number
     of shares outstanding         29,726,225    26,455,050
  Dilutive effect of options
    and warrants                    2,746,945     4,391,550
  Shares used in computing
    primary earnings per share     32,473,170    30,846,600

      For the three months ended June 30, 1995 and 1994, primary and fully diluted earnings per share are not materially different.


Note 5 - Long-Term Debt

      On April 17, 1995, the Company issued $150,000,000 aggregate principal amount of 10-7/8% Senior Notes due to mature on April 15, 2005. Interest is payable in cash semi-annually on April 15 and October 15 commencing October 15, 1995. The Company intends to use the net proceeds for future expansion and development.

      On June 30, 1995, the Company made aggregate payments of $8,876,000 to pay off existing debt.


Note 6 - Stockholders' Equity

     On April 26, 1995, the Board of Directors declared a 3-for-2 stock split for stockholders of record at the close of business on May 8, 1995. All references to share data have been retroactively restated to reflect this split.


Note 7 - Subsequent Events

      The Company entered into an agreement on July 20, 1995 to purchase the President Casino IV Riverboat, subject to the receipt of regulatory approval by the Louisiana Riverboat Gaming Commission, the Louisiana State Police and the U.S. Coast Guard. Preliminary plans call for the President Casino IV to replace the Company's original Lake Charles Riverboat, the Players II. The addition of the new riverboat will increase gaming space by 4,400 square feet and add 50 gaming positions. Subject to regulatory approval from the Illinois Gaming Board, Players II will be moved to the Company's riverboat facility in Metropolis, Illinois where it will replace the Company's existing Metropolis riverboat. Assuming receipt of the foregoing approvals, the Company currently anticipates spending an additional $9 million for the acquisition of the gaming equipment, refitting and transportation costs and costs associated with receipt of the required approvals.


Item 2.Management's Discussion and Analysis  of  Results  of
     Operations and Financial Condition


General

      The Company is currently a developer and operator of gaming and entertainment facilities. The Company owns and operates one riverboat casino in Metropolis, Illinois, which commenced operations on February 23, 1993, two riverboat casinos in Lake Charles, Louisiana, the Players Riverboat Casino, which commenced operations on December 8, 1993, and the Lake Charles Star Riverboat, which commenced operations on April 27, 1995, and the Players Island Resort, a land based casino complex which opened on June 29, 1995 in Mesquite, Nevada. The Company also operates a horse racetrack in Paducah, Kentucky. The Company is presently engaged in the application and/or development process for a number of potential gaming and entertainment facilities in jurisdictions where gaming has been legalized or may soon be legalized.

Liquidity and Capital Resources

      As of June 30, 1995, the Company had $159 million in cash and cash equivalents and marketable investment grade debt securities as compared to $50.3 million at March 31, 1995, reflecting primarily the Company's issuance of $150 million of 10-7/8% Senior Notes on April 17, 1995.

      During the three month period ended June 30, 1995, the Company used $5 million in its operating activities as compared to the comparable period of the prior year when $14 million was provided by operating activities. The Company invested $29.7 million in property and equipment, primarily relating to the completion of its property in Mesquite, Nevada, during the three months ended June 30, 1995. Cash used in investing activities of $127.7 million for the quarter also reflects the purchase of $117 million in marketable securities. Cash provided by financing activities of $142.3 million for the three months ended June 30, 1995 reflects $150 million in proceeds from the issuance of Senior Notes offset by the repayment of $8.9 million in long term debt.

      The Company is pursuing the development or acquisition of additional gaming and entertainment facilities which will require extensive amounts of capital. Based on projects currently under development, the Company estimates that expenditures on the development of additional facilities could total up to $250 million over the next twelve months. The Company expects to fund these expenditures with (i) cash on hand, (ii) net proceeds from the April 17, 1995 issuance of Senior Notes, (iii) cash flow from operations, and if needed, (iv) drawings available under a bank credit agreement which currently being finalized.

     On July 20, 1995, the Company entered into an agreement to purchase the President Casino IV Riverboat for approximately $18 million, subject to the receipt of regulatory approval by the Louisiana Riverboat Gaming Commission, the Louisiana State Police and the U.S. Coast Guard. Assuming receipt of the foregoing approvals, the
Company anticipates spending an additional $9 million for the acquisition of gaming equipment, refitting and transportation costs associated with receipt of required approvals.

Results of Operations

      Total revenues increased by 36% to $65.6 million for the quarter ended June 30, 1995 when compared to total revenues of $48.3 million for the comparable quarter of the prior year. This increase was due primarily to the opening of the Lake Charles Star Riverboat on April 27, 1995 and its operation for the remainder of the quarter. The Company's Lake Charles operations, including both riverboat casinos, generated $43.4 million in casino revenues for the three months ended June 30, 1995 as compared to $27.4 million for comparable period of the previous year. Casino revenues for the Metropolis riverboat increased to $19.6 million for the June 30, 1995 quarter as compared to $17.3 million for the quarter ended June 30, 1994. The 13% period over period increase in casino revenues can be attributed to the maturation of the marketing programs in Metropolis which has resulted in an increased customer base for the facility.

      For the quarter ended June 30, 1995, total operating costs increased 58% to $51.5 million as compared to $32.6 million for the prior year quarter. Again, the increase in total operating expenses primarily reflected the opening of the Lake Charles Star Riverboat in April 1995. In addition, operations in Lake Charles and Metropolis incurred additional advertising and marketing costs during the June 30, 1995 quarter as compared to the prior year in anticipation of increased competition from other casino facilities.

      Corporate administrative costs were $1.8 million and $1.5 million for the three months ended June 30, 1995 and 1994, respectively. The increase reflects primarily staff expansion and additional administrative activities associated with the operations of three facilities as compared to two facilities for the prior period.

      Pre-opening and gaming development costs were $5.8 million for the three months ended June 30, 1995 as compared to $1.6 million for the three months ended June 30, 1994. Pre-opening expenses for the June 30, 1995 quarter were $4.8 million, of which $4.5 million related to the opening of Players Island Resort and the Lake Charles Star Riverboat. In comparison, the Company incurred pre-opening expenses of $52,000 for the quarter ended June 30, 1994. Development costs amounted to $1 million for the quarter ended June 30, 1995 as compared to $1.5 million for the comparable period of the prior year. The decrease is primarily the result of reduced legislative activity in emerging jurisdictions.

      Depreciation and amortization amounted to $3.5 million and $1.7 million for the three months ended June 30, 1995 and 1994, respectively. The increase is primarily due to the amortization of goodwill and increased depreciation expense associated with the acquisition of the Lake Charles Star Riverboat in April 1995.

      For the quarter ended June 30, 1995, the Company recorded other expenses of $961,000 as compared to other income of $816,000 during the comparable period of the prior year. Increased interest expense for the quarter ended June 30, 1995 of $3.4 million as compared to $141,000 for the same period of the prior year was partially offset by an increase in interest income to $2.1 million for the June 30, 1995 quarter as compared to $657,000 for the prior year period. The increase in interest expense is the result of the Company issuing $150 million in 10-7/8% Senior Notes in April 1995. The increase in interest income was directly related to the investment of the proceeds from the issuance of the Senior Notes in investment grade debt securities.

      The Company's effective net tax rate covering both state and Federal taxes was 39% for the quarter ended June 30, 1995 as compared to 37% for the comparable period of the prior year. The increase reflects less tax exempt income on investments, $52,000 versus $558,000, during the quarter ended June 30, 1995 as compared to the June 1994 quarter.

      Consolidated net income was $8.0 million, or $.25 per share, as compared to $10.4 million, or $.34 per share, for the three months ended June 30, 1995 and 1994, respectively.


PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

Jebaco Litigation

      On May 12, 1995, Jebaco, Inc. (`Jebaco') filed suit in Louisiana State Court for, among other things: injunctive relief to prevent the Company's purchase of the Players Hotel and approximately 15 acres of real estate comprising the landside facility adjacent to the Company's Lake Charles riverboats (the `Property') from The Beeber Corporation (`Beeber'); judicial dissolution of the Company's original acquisition (from Jebaco) of the Company's option to enter into the Lake Charles lease arrangement; a judicial determination of the amount, manner of computation and manner of payment of the continuing lease payments under such lease; an accounting; and monetary damages. Although a temporary restraining order was originally issued against the Company's purchase of the Property, the Louisiana State Court on May 24, 1995 dissolved the temporary restraining order and refused to issue a preliminary injunction, thereby permitting the purchase of the Property, which is expected to close during the second quarter of fiscal 1996. The Company believes that this litigation represents a dispute primarily between Jebaco and Beeber. The Company, Beeber and Jebaco have entered into a settlement agreement to resolve all issues raised in such litigation. Pursuant to this agreement, a stipulation of dismissal of all claims will be filed in Louisiana State Court. The settlement agreement provides that the Company will make payments to Jebaco and Beeber based upon a revised computation related to the number of passengers who patronize the Company's Lake Charles riverboats. This revised computation provides for an aggregate Company payment of $2.95 per passenger, based upon passenger counts reported to the U.S. Coast Guard.

Settlement of Missouri Litigation

     The Company, Land Property Associates, Inc. (`LPA') and Roy W. Fischer, Jr. (`Fischer') entered into a Settlement Agreement and Release dated as of June 30, 1995 (the
`Settlement Agreement'). Pursuant to the Settlement Agreement (i) Players paid Fischer and LPA $30,000, (ii) three lawsuits between the parties, as well as two additional lawsuits by Fischer against the Missouri Gaming Commission were dismissed with prejudice, (iii) Fischer and LPA released all claims against Players, The Promus Companies, Incorporated (`Promus') and related persons (including Harrah's), (iv) Players and Promus released all claims against Fischer, LPA and related persons, (v) all agreements between the parties (with the exception of one lease which expired on July 2, 1995) were terminated by mutual agreement, (vi) Fischer agreed that he would not take any `public' action during the next five years that would interfere with either the Maryland Heights Project or any other Players gaming project in the State of Missouri, and
(vii) Fischer agreed that he would not be involved during the next five years with any other gaming facility located in the City of Maryland Heights, Missouri.


Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits - none

     (b)  Reports on Form 8-K

     The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 1995 concerning the purchase of the partnership that owns the Lake Charles Star Riverboat and the sale of 10-7/8% Senior Notes due 2005.




                         SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PLAYERS INTERNATIONAL, INC.

Date:  August 11, 1995         By   /s/ Peter J. Aranow
                               Peter  J.  Aranow,  Executive
                               Vice President
                              Chief Financial Officer

Date:   August  11,  1995     By    /s/  Stephen  K. Radusch
                              Stephen K. Radusch, Controller
                              Principal Accounting Officer