Form 10-Q
period 1995-09-30
PLAYERS INTERNATIONAL INC /NV/
filed 1995-11-14
CIK 796912

19

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                        _____________

                          FORM 10-Q


(Mark One)

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)
          OF SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 1995

                             or

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF SECURITIES EXCHANGE ACT OF 1943

          For the transition period from
          _______________________ to ____________________

           Commission file number         0-14897


                      Players International, Inc.

        Nevada                                    95-4175832
(State or other jurisdiction            (I.R.S. employer
of incorporation or                     identification no.)
organization)

   3900 Paradise Road, Suite 135   Las Vegas, NV    89109
(Address of principal                             (Zip code)
executive offices)

Registrant's telephone number,
including area code                (702) 691-3300


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

      The number of shares outstanding of each of the registrant's classes of common stock was 29,404,100 shares at November 13, 1995.



        PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES

                            INDEX


PART   I   - FINANCIAL INFORMATION                  PAGE

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets at
     September 30, 1995 and March 31, 1995              1

     Condensed Consolidated Statements of
     Operations for Three and Six Months Ended
     September 30, 1995 and September 30, 1994          3

     Condensed Consolidated Statements of Cash
     Flows for Six Months Ended September 30,
     1995 and September 30, 1994                        4

     Notes to Condensed Consolidated Financial
     Statements                                         5

Item 2.Management's Discussion and Analysis of
     Results of Operations and Financial
     Condition                                          7


PART II - OTHER INFORMATION

Item 1.Legal Proceedings                               10

Item 4.Submission of Matters to
     a Vote of Security Holders                        10

Item 6.Exhibits and Reports on Form 8-K                11



PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

        PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands)

                           ASSETS

                                 September 30,1995   March 31,
                                      1995             1995
                                    (Unaudited)


CURRENT ASSETS:
    Cash and cash equivalents           $ 18,476   $  23,886
    Marketable securities, net            120,827     26,446
    Accounts  receivable, net   of
    allowance for doubtful accounts of
    $151 at September 30, 1995  and
    $130 at March 31, 1995                  1,637      1,351
    Notes receivable                        3,248      1,279
    Inventories                             2,135        863
    Deferred income tax                     2,110      2,345
    Prepaid expenses and other current
assets                                      6,877      5,452

           Total current assets           155,310     61,622

PROPERTY   AND   EQUIPMENT,   net   of
accumulated depreciation
    and  amortization  of  $17,085  at
September 30, 1995 and $10,248
   at March 31, 1995                      175,729    118,105

DEFERRED INCOME TAX - long-term             1,943      1,943

INTANGIBLES, net                           51,964     39,130

OTHER ASSETS                               11,240      2,990

           TOTAL ASSETS                 $ 396,186  $ 223,790



 The accompanying notes are an integral part of these condensed consolidated statements.


        PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
          (dollars in thousands, except par value)

            LIABILITIES AND STOCKHOLDERS' EQUITY

                                   September 30, 1995  March 31, 1995
                                       (Unaudited)


CURRENT LIABILITIES:
    Current portion of long-term debt       $ 504    $ 3,375
    Accounts payable                        6,228      8,233
    Accrued liabilities                    22,580     27,030
    Other liabilities                       6,474        669

           Total current liabilities       35,786     39,307

    OTHER LONG-TERM LIABILITIES            17,356      2,808

     LONG-TERM  DEBT, net  of  current
portion                                   150,000      5,532

STOCKHOLDERS' EQUITY:
    Preferred  stock,  no  par  value,
Authorized--10,000,000 shares
      Issued and outstanding--none
    Common  stock,  $.005  par  value,
Authorized--90,000,000 shares
      Issued and outstanding--
       29,814,100 at September  30,1995
       29,672,400 at March 31, 1995           149        148
   Additional paid-in capital             122,970    121,712
     Unrealized  loss  on   marketable       (56)      (451)
securities, net of tax
   Retained earnings                       69,981     54,734

    TOTAL STOCKHOLDERS' EQUITY            193,044    176,143

   TOTAL LIABILITIES  AND STOCKHOLDER
        EQUITY                          $ 396,186  $ 223,790



    The accompanying notes are an integral part of these condensed consolidated statements.



        PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (dollars in thousands, except per share data)
                         (Unaudited)

                            For the Three       For the Six
                            Months Ended        Months Ended
                            September 30,        March 31,
                            1995    1994       1995    1994

REVENUES:
  Casino                  $73,743  $55,276  $136,853  $99,972
  Food and beverage         3,502    2,077     5,170    4,024
  Hotel                      1,600     --      1,600      --
  Other                      1,451   1,505     2,285    3,188

                            80,296  58,858    145,908 107,184

COSTS AND EXPENSES:
  Casino                    29,843   18,734  54,241  34,405
  Food and beverage          4,194    1,870   5,740   3,896
  Hotel                        908       --     918      --
  Other gaming related
   expenses                 21,158   11,939  35,645  22,016
  Corporate administrative
   expenses                  2,494    2,004   4,324   3,524
  Pre-opening and gaming
   development costs         2,237    1,729   7,995   3,304
  Depreciation and
   amortization              5,780    1,675   9,258   3,387

                            66,614   37,951  118,121  70,532

 Income before other income
   (expense) and provision
   for incomes taxes         13,682   20,907  27,787  36,652

OTHER INCOME (EXPENSE):
  Interest income            2,060      716   4,183   1,373
  Other income, net             72        1     377     301
  Interest expense          (3,963)   (177) (7,352)   (318)

                            (1,831)     540 (2,792)   1,356

 Income before provision
  for income taxes          11,851   21,447  24,995  38,008

PROVISION FOR INCOME TAXES   4,622    8,137   9,748  14,257

NET INCOME                 $ 7,229 $13,310  $15,247  $23,751

EARNINGS PER COMMON AND
  COMMON SHARE EQUIVALENT:

  Primary                     0.22     0.43    0.47    0.77
  Fully diluted               0.22     0.42    0.47    0.76

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES:

  Primary                32,730,731 31,048,200 32,602,273  30,816,300
  Fully diluted          32,730,819 31,440,450 32,602,654  31,247,100


    The accompanying notes are an integral part of these condensed consolidated statements.


        PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (dollars in thousands)
                         (Unaudited)
                                           For the Six Months
                                           Ended September 30,
                                              1995     1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                             $15,247   $23,751
    Adjustments to reconcile net income to
      net cash provided by operating
      activities:
       Depreciation and amortization          9,258    3,387
       Other                                (2,169)      148

    Changes in assets and liabilities:
        Accounts and notes receivable       (2,276)    (417)
        Inventories, prepaid expenses and
         other current assets               (2,697)  (1,335)
        Other assets                       (10,235)     281
        Accounts  payable  and   accrued
         liabilities                        (7,025)    1,872
        Other liabilities                       197    (206)
        Income tax payable                      --   (2,607)
 Net cash provided by operating activities     300    24,874

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net purchases of property and equipment  (56,336)  (12,408)
 Purchase of marketable securities, net   (91,562)  (11,611)
 Net cash used in investing activities   (147,898)  (24,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt  150,000       --
 Payments of long-term debt                 (9,071)     (83)
 Proceeds from exercise of stock options     1,260    1,105
 Other                                          (1)    (253)
 Net cash provided by financing activities  142,188      769

NET  INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          (5,410)    1,624

CASH AND CASH EQUIVALENTS AT BEGINNING  OF
PERIOD                                       23,886   13,957

CASH AND CASH EQUIVALENTS AT END OF PERIOD  $18,476  $15,581

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                $ 275    $ 318
 Income taxes paid                            8,596   16,329
 Debt incurred to purchase land and equipment   667    3,211
 Stock issued to purchase land                   --    4,238
 Unrealized gain (loss) on marketable
   securities, net of tax                       394     (528)
 Accrued liabilities incurred to purchase
   property and equipment                     5,500       --
 Other  long-term liabilities relating
  to costs in excess of fair value of
  tangible assets acquired                   14,656       --



    The accompanying notes are an integral part of these condensed consolidated statements.



        PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


Note 1 - Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended March 31, 1995. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made.

     On April 26, 1995, the Board of Directors declared a 3-for-2 stock split for stockholders of record at the close of business on May 8, 1995. All references to share data have been retroactively restated to reflect this split.

      The results of operations for the six month period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

       Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.


Note 2 - Casino Revenues and Promotional Allowances

     Casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary admissions, food and beverage and other items furnished to customers, which totaled approximately $5,764,000 and $2,138,000, and $9,705,000 and $3,813,000 for the three and six months ended September 30, 1995 and 1994, respectively.

      The estimated cost of providing such complimentary services are included in casino costs and expenses through inter-department allocations from the department granting the services as follows (dollars in thousands):

                        For the Three Months  For the Six Months
                         Ended September 30,  Ended September 30,
                            1995     1994       1995     1994

Food and beverage         $ 4,002 $ 1,259    $ 6,786  $ 2,234
Admissions and other        1,086     782     1,896    1,369
                          $ 5,088 $ 2,041    $ 8,682  $ 3,603


Note 3 - Pre-opening and Gaming Development Costs

      All costs in connection with the identification and development of new gaming jurisdictions and sites are being expensed, except for the cost of property and equipment which is capitalized.

Note 4 - Primary and Fully Diluted Shares

      Per share amounts have been computed based on the weighted average number of outstanding shares and common stock equivalents, if dilutive, during each period. A summary of the number of shares used in computing primary earnings per share follows:

                         For the Three Months     For the Six Months
                         Ended September 30,       Ended September 30,
                           1995        1994         1995        1994

Weighted average number
 of shares outstanding   30,051,219  26,937,450  29,889,606  26,697,600
Dilutive effect of
 options and warrants     2,679,512  4,110,750    2,712,667  4,118,700
Shares used in computing
 primary earnings
 per share               32,730,731 31,048,200   32,602,273  30,816,300


      The number of shared used in computing fully diluted earnings per share is as follows:

                             For the Three Months For the
     Six Months
                              Ended September 30, Ended
     September 30,
                                1995            1994
     1995                        1994

Weighted average number of
 shares outstanding         30,051,219  26,937,450  29,889,606 26,697,600
Dilutive effect of options
 and warrants                2,679,600   4,503,000   2,713,048  4,549,500
Shares used in computing
 fully diluted earnings
 per share                  32,730,819  31,440,450  32,602,654 31,247,100



Note 5 - Long-Term Debt

      On April 17, 1995, the Company issued $150,000,000 aggregate principal amount of 10-7/8% Senior Notes maturing on April 15, 2005. Interest is payable in cash semi-annually on April 15 and October 15 commencing October 15, 1995.

      On June 30, 1995, the Company paid off an aggregate of $8,876,000 of existing debt.

       On   August  31,  1995,  the  Company  closed  on   a
$120,000,000 line of credit. As of September 30, 1995, no draws had been made under the line of credit.


Note 6 - Subsequent Events

     On October 19, 1995, the Company replaced its Player II Riverboat in Lake Charles, Louisiana with the Players III
Riverboat which was purchased from President Casinos for $18,000,000 plus incidental closing costs. The Company's original Lake Charles riverboat, the Players II will be moved to the Metropolis, Illinois facility where it will replace the Company's existing Metropolis riverboat.

      The Company repurchased in November, 1995 a total of 410,000 shares of its common stock in the open market for a total cost of $4,700,000.


Item 2.Management's Discussion and Analysis  of  Results  of
     Operations and Financial Condition


General

      The Company is currently a developer and operator of gaming and entertainment facilities. The Company owns and operates one riverboat casino in Metropolis, Illinois, which commenced operations on February 23, 1993, two riverboat casinos in Lake Charles, Louisiana, the Players Riverboat Casino, which commenced operations on December 8, 1993, and the Lake Charles Star Riverboat Casino, which commenced operations on April 27, 1995, and Players Island Resort, a land based casino complex which opened on June 29, 1995 in Mesquite, Nevada. The Company also operates a horse racetrack in Paducah, Kentucky. The Company is presently engaged in the application and/or development process for a number of potential gaming and entertainment facilities in jurisdictions where gaming has been legalized or may soon be legalized.

Liquidity and Capital Resources

      Cash and cash equivalents and marketable investment grade debt securities totaled $139.3 million at September 30, 1995 as compared to $50.3 million at March 31, 1995, reflecting primarily the Company's issuance of $150 million of 10-7/8% Senior Notes on April 17, 1995.

      For the six months ended September 30, 1995, cash provided by operating activities was $300,000 as compared to $24.9 million for the comparable period of the prior year. The decrease is attributable primarily to an increase in other assets (due to the payment of costs associated with issuing $150 million of 10-7/8% Senior Notes and arranging the $120 million bank credit facility) and the payoff of accrued liabilities (related to the purchase of the Showboat Star Partnership). During the six months ended September 30, 1995, the Company used $147.9 million in investing activities as compared to $24 million for the comparable period of the prior year. The use of cash is related to the investment by the Company of $56.3 million in property and equipment, primarily in Mesquite, Nevada, and Lake Charles, Louisiana. The Company also recorded net purchases of marketable securities during the current six month period of $91.6 million. Cash provided by financing activities of $142.2 million for the six months ended September 30, 1995, reflects $150 million in proceeds from the issuance of Senior Notes offset by the repayment of $9.1 million in long term debt.

      The Company is pursuing the development or acquisition of additional gaming and entertainment facilities which will require extensive amounts of capital. Based on projects currently under development, the Company estimates that expenditures for completion of additional facilities could total up to $175 million over the next twelve months. The Company expects to fund these expenditures with (i) cash and marketable securities on hand, (ii) cash flow from operations, and if needed, (iii) drawings available under its $120 million bank credit agreement.

      On October 19, 1995, the Company replaced its Players II Riverboat in Lake Charles, Louisiana, with the Players III Riverboat which was purchased from President Casinos for $18 million plus incidental closing costs. In connection with this acquisition, the Company invested approximately $9 million for gaming equipment, refitting and transportation costs.

       On November 2, 1995, the Company finalized its agreement with Harrah's Entertainment, Inc. to form a joint venture and co-develop a $270 million two riverboat casino complex in Maryland Heights, Missouri. Based on a fully developed budget for the project, the Company's portion is expected to be $135 million. The project is targeted to open in the December 1996 quarter, subject to the receipt of all necessary approvals for the joint development project.

      In November 1995, the Company repurchased a total of 410,000 shares of its common stock in the open market for a total cost of $4.7 million (through November 10, 1995).

Results of Operations

      Total revenues for the three and six months ended September 30, 1995 increased to $80.3 million and $145.9 million, or by 36.4% and 36.1%, respectively, when compared to total revenues of $58.9 million and $107.2 million for the comparable periods of the prior year. This increase is primarily attributable to the opening of two new casinos, the Lake Charles Star Riverboat which opened on April 27, 1995 and Players Island Resort in Mesquite, Nevada which opened on June 29, 1995. Combined casino revenues totaled $73.7 million and $136.9 million for the three and six months ended September 30, 1995 as compared to $55.3 million and $100 million for the prior year periods. The period over period increases in casino revenues can be attributed to the opening of the aforementioned new facilities and to the continued success of the marketing programs in Metropolis.

       Total operating costs, exclusive of corporate administrative expense, pre-opening and gaming development costs and depreciation and amortization, increased 72.6% to $56.1 million and 60% to $96.5 million for the three and six months ended September 30, 1995 as compared to $32.5 million and $60.3 million for the comparable periods of the prior year. The increase in operating expenses is, again, primarily attributable to the opening of the Lake Charles Star Riverboat in April 1995 and Players Island Resort in
June 1995. In addition, the Lake Charles and Metropolis operations have increased their spending on advertising and marketing as a result of increased competition in Lake Charles and in anticipation of heightened competition in the Metropolis market later this year. The Lake Charles facility was also subject to a $.50 per passenger increase in the head tax it pays to the local municipality.

      Corporate administrative costs were $2.5 million and $4.3 million for the current year periods as compared to $2 million and $3.5 million for the three and six months ended September 30, 1994. The increases primarily reflect staff expansion and additional administrative activities associated with the operation of three facilities as compared to two facilities for the prior year periods.

      Pre-opening and gaming development costs were $2.2 million and $8 million for the three and six months ended September 30, 1995 as compared to $1.7 million and $3.3 million for the comparable periods of the prior year primarily due to the Company's Mesquite, Nevada and Maryland Heights, Missouri projects. Pre-opening expenses for the three and six months ended September 30, 1995 were $1.4 million and $6.2 million. In comparison, the Company recorded pre-opening costs of $246,000 and $298,000 for the three and six months ended September 30, 1994. Development costs amounted to $874,000 for the three months and $1.8 million for the six months ended September 30, 1995 as compared to $1.5 million and $3 million for the three and six months ended September 30, 1994. The decrease in development costs is primarily the result of reduced legislative activity in emerging jurisdictions.

      Depreciation and amortization for the three and six months ended September 30, 1995 increased to $5.8 million and $9.3 million, respectively, as compared to $1.7 million and $3.4 million for the comparable periods of the prior year. The increase in depreciation and amortization expense is primarily due to the opening of the Lake Charles Star Riverboat in April 1995, the completion of Players Island Resort in June 1995 and the amortization of goodwill associated with the acquisition of the Lake Charles Star Riverboat.

      Other expenses amounted to $1.8 million and $2.8 million for the current year periods as compared to other income of $540,000 and $1.4 million for the three and six months ended September 30, 1994. In April 1995, the Company issued $150 million in 10-7/8% Senior Notes resulting in interest expense of $4 million and $7.4 million for the three and six months ended September 30, 1995 as compared to $177,000 and $318,000 for the comparable periods of the prior year. The increase in interest expense was partially offset by an increase in interest income to $2.1 million and $4.2 million for the three and six months ended September 30, 1995 as compared to $716,000 and $1.4 million for the previous year periods. The increase in interest income resulted from the investment of the proceeds of the Senior Notes in investment grade debt securities.

      The Company's effective net tax rate covering both state and Federal taxes was 39% for the three and six months ended September 30, 1995 as compared to 38% for the comparable periods of the prior year. The increase reflects less tax exempt income on investments during the current year periods as compared to the three and six months ended September 30, 1994.

      Consolidated net income for the three and six months ended September 30, 1995 was $7.2 million, or $.22 per share, and $15.2 million, or $.47 per share, respectively, as compared to $13.3 million, or $.42 per share, and $23.8 million, or $.76 per share, for the comparable periods of the prior year. The period over period decreases in net income are primarily attributable to increased operating and depreciation and amortization costs associated with the Company's new operations and to increased interest expense related to the issuance of $150 million in debt in April 1995.




PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

     The Company has the following new legal proceedings and developments to report:

     Schreier v. Players International, Inc., et al

      On or about October 27, 1995 the Company was served with a purported class action in the United States District Court for the District of Nevada which is essentially identical to the Poulos and Ahearn litigation described in the Company's Form 10-K, except for certain variations in the definition of the purported class. The Company will file motions to dismiss the Complaint which will be analogous to those currently pending before the Court in the Poulos and Ahearn matter.

     Hyland v. Players International, Inc. et al

     This purported class action was filed on May 5, 1995 in the United States District Court, District of New Jersey seeking damages for violation of the Sherman Anti-Trust Act, the Federal Fair Credit Reporting Act and various State law causes of action arising out of an alleged conspiracy on the part of the casino industry to prohibit card counters from playing blackjack. The Complaint names 88 defendants consisting of virtually every casino operating in the North American continent. The Company has successfully obtained a voluntary dismissal without prejudice of the plaintiff's Complaint on the ground that the plaintiff had failed to name the proper corporate entity. Since this dismissal is without prejudice, the plaintiffs may amend the Complaint to name the Company. Moreover, defendants in the case have pending motions to dismiss plaintiff's Complaint for failure to state a claim; certain defendants having pending motions to dismiss for lack of personal jurisdiction; and certain other defendants have pending motions to transfer jurisdiction of the matter to the District of Nevada.

     Labor Developments

      The May 23, 1995 petition by the American Maritime Officers Union (the `AMO') requesting AMO representation of licensed crew members (captains, mates and chief engineers) at Lake Charles was dismissed on September 29, 1995. The May 23, 1995 petition by the Seafarers International Union (`SIU') to represent unlicensed Lake Charles crew members resulted in an election for which the tentative results indicated that such employees (currently 61 in number) were in favor of union representation. The Company filed objections with the National Labor Relations Board (the `NLRB') regarding the conduct of the SIU election, which are pending. Therefore, the NLRB has not taken final action to certify the results of such election. A separate petition before the NLRB seeking union representation of approximately one-half of the Metropolis work force by the United Food and Commercial Workers Union, Local 881 (`Local 881'), has resulted in the scheduling of an election on December 8, 1995. An earlier claim of unfair labor charges in connection with Local 881's petition has been resolved and disposed of by the NLRB without any Company payment.


Item  4.         Submission of Matters to a Vote of Security
Holders

      On September 12, 1995, the annual meeting of the Registrant's Stockholders was held, and current directors were re-elected. The directors for fiscal year 1996 are Edward Fishman, David Fishman, Howard Goldberg, Thomas E. Gallagher, Marshall S. Geller, Steven P. Perskie and Lee Seidler. On the record date fixed for the annual meeting, stockholders holding 29,763,904 shares of the Registrant's Common Stock were entitled to vote. Present at the meeting in person, or by proxy were stockholders holding 28,677,439 shares of Common Stock. Proposal 2, Amendment to the Amended and Restated 1993 Stock Incentive Plan was approved with 24,340,348 votes for, 546,146 votes against, 412,454 abstentions and 389,162 not indicated. Proposal 3, Amendment to the 1994 Directors Stock Incentive Plan was approved with 23,975,152 votes for, 904,724 votes against, 419,102 abstentions and 389,132 not indicated.


Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits - none

      (b) The following reports on Form 8-K were filed in the quarter covered by this Form 10-Q.

      A current report filed on Form 8-K on July 20, 1995 discussed the Company's plans to purchase the President Casino IV Riverboat, place it in Lake Charles, Louisiana and move the original Lake Charles riverboat, the Players II, to Metropolis, Illinois.

     The July 20, 1995 Form 8-K also discussed the letter of intent with Harrah's Entertainment related to a joint venture to operate a riverboat facility in Shreveport, Louisiana.

      A current report filed on Form 8-K on September 22, 1995 discussed recent operating results as well as a proposed riverboat casino project in Harrison County, Indiana. This 8-K also discussed the termination of the joint venture with H Group Holdings, Inc., to acquire stock in Grand Palais Riverboat, Inc.



                         SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PLAYERS INTERNATIONAL, INC.

Date:  November 13, 1995      By   /s/ Peter J. Aranow
                               Peter  J.  Aranow,  Executive
                               Vice President
                               Chief Financial Officer

Date:  November  13, 1995     By   /s/  Stephen K. Radusch
                              Stephen K. Radusch, Controller
                              Principal Accounting Officer