Form 10-Q
period 1995-12-31
PLAYERS INTERNATIONAL INC /NV/
filed 1996-02-14
CIK 796912

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES
      EXCHANGE ACT OF 1934


     For the quarterly period ended December 31, 1995
                                    ------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE
    ACT OF 1943

For the transition period from _______________________ to ____________________

                         Commission file number 0-14897


                           Players International, Inc.

        Nevada                                              95-4175832
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                           identification no.)


   1300 Atlantic Ave., Suite 800      Atlantic City, NJ                08401
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code          (609) 340-8004
                                                   --------------------------

   3900 Paradise Road, #135                Las Vegas, NV             89109
-----------------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last report.

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

     The number of shares outstanding of each of the registrant's classes of common stock was 29,142,480 shares at February 12, 1996.

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                    PAGE
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1995 and March 31, 1995              1

         Condensed Consolidated Statements of Operations for the Three and Nine Months
         Ended December 31, 1995 and December 31, 1994                                              3

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         December 31, 1995 and December 31, 1994                                                    4

         Notes to Condensed Consolidated Financial Statements                                       5

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial
         Condition                                                                                  8


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         11

Item 6.  Exhibits and Reports on Form 8-K                                                          13

         Signatures                                                                                14

         Exhibit Index                                                                             15



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                     ASSETS


                                                                            December 31, 1995   March 31, 1995
                                                                               (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                 $   18,881          $  23,886
    Marketable securities, net                                                    49,170             26,446
    Accounts receivable, net of allowance for doubtful accounts of
      $155 at December 31, 1995 and $130 at March 31, 1995                         2,547              1,351
    Notes receivable                                                               3,089              1,279
    Inventories                                                                    2,212                863
    Deferred income tax                                                            2,140              2,345
    Prepaid expenses and other current assets                                      9,097              5,452
                                                                                  ------             ------


           Total current assets                                                   87,136             61,622
                                                                                  ------             ------


PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $15,739 at December 31, 1995 and $10,248
   at March 31, 1995                                                             249,920            118,105
                                                                                  ------             ------

DEFERRED INCOME TAX - long-term                                                    1,943              1,943
                                                                                  ------             ------

INTANGIBLES, net                                                                  37,121             39,130
                                                                                  ------             ------

INVESTMENT - joint venture                                                        24,474               --
                                                                                  ------             ------

OTHER ASSETS                                                                      11,316              2,990
                                                                                  ------             ------

           TOTAL ASSETS                                                        $ 411,910          $ 223,790
                                                                               =========          =========


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except par value)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          December 31, 1995      March 31, 1995
                                                                              (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt                                       $        289         $    3,375
    Accounts payable                                                              13,076              8,233
    Accrued liabilities                                                           23,286             27,030
    Other liabilities                                                              6,984                669
                                                                                 -------             ------
           Total current liabilities                                              43,635             39,307
                                                                                 -------             ------
OTHER LONG-TERM LIABILITIES                                                       27,805              2,808
                                                                                 -------             ------

LONG-TERM DEBT, net of current portion                                           150,000              5,532
                                                                                 -------             ------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, Authorized--10,000,000 shares
      Issued and outstanding--none
   Common stock, $.005 par value, Authorized--90,000,000 shares
      Issued --
         29,814,100 at December 31, 1995 and
         29,672,400 at March 31, 1995                                                149                148
   Additional paid-in capital                                                    122,970            121,712
   Unrealized loss on marketable securities, net of tax                            (108)              (451)
   Treasury stock, at cost; 510,000 shares at December 31, 1995                  (5,834)                 --
   Retained earnings                                                              73,293             54,734
                                                                                 -------             ------

              Total Stockholders' Equity                                         190,470            176,143
                                                                                 -------             ------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 411,910          $ 223,790
                                                                               =========          =========



              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (Unaudited)


                                                       For the Three Months          For the Nine Months
                                                        Ended December 31,            Ended December 31,
                                                       --------------------          --------------------
                                                         1995          1994           1995          1994
                                                         ----          ----           ----          ----
REVENUES:
  Casino                                               $ 66,394      $ 55,446      $ 203,247       $155,418
  Food and beverage                                       3,246         1,824          8,416          5,848
  Hotel                                                   1,673            --          3,273             --
  Other                                                   1,413         1,395          3,698          4,583
                                                       --------      --------      ---------       --------
                                                         72,726        58,665        218,634        165,849
                                                       --------      --------      ---------       --------
COSTS AND EXPENSES:
  Casino                                                 27,937        19,794         82,178         54,199
  Food and beverage                                       3,464         1,674          9,204          5,570
  Hotel                                                     940            --          1,858             --
  Other gaming related expenses                          21,448        13,945         57,093         36,149
  Corporate administrative expenses                       2,701         2,081          7,025          5,416
  Pre-opening and gaming development costs                3,179         2,159         11,174          5,463
  Depreciation and amortization                           4,905         1,822         14,163          5,209
                                                       --------      --------      ---------       --------
                                                         64,574        41,475        182,695        112,006
                                                       --------      --------      ---------       --------
  Income before other income (expense) and
    provision for income taxes                            8,152        17,190         35,939         53,843
                                                       --------      --------      ---------       --------

OTHER INCOME (EXPENSE):
  Interest income                                         1,187           960          5,370          2,333
  Other income (expense), net                               315            --            692            301
  Interest expense                                      (4,224)         (188)       (11,576)          (506)
                                                       --------      --------      ---------       --------
                                                        (2,722)           772        (5,514)          2,128
                                                       --------      --------      ---------       --------

  Income before provision for income taxes                5,430        17,962         30,425         55,971

PROVISION FOR INCOME TAXES                                2,118         6,387         11,866         20,645
                                                       --------      --------      ---------       --------

NET INCOME                                             $  3,312      $ 11,575       $ 18,559       $ 35,326
                                                       ========      ========       ========       ========

EARNINGS PER COMMON AND
  COMMON SHARE EQUIVALENT:

  Primary                                              $   0.10       $  0.37        $  0.57        $  1.14
  Fully diluted                                        $   0.10       $  0.37        $  0.57        $  1.13

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES:

  Primary                                            31,743,708    31,323,600     32,282,100     30,992,100
  Fully diluted                                      31,743,708    31,404,900     32,283,354     31,209,300


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)


                                                                                            For the Nine Months
                                                                                             Ended December 31,
                                                                                           ---------------------
                                                                                           1995             1994
                                                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                           $  18,559       $  35,326
    Adjustments to reconcile net income to net cash provided
      by operating activities:
       Depreciation and amortization                                                        14,163           5,209
       Other                                                                                (1,773)            246
    Changes in assets and liabilities:
        Accounts and notes receivable                                                       (3,004)           (733)
        Inventories, prepaid expenses and other current assets                              (4,995)           (557)
        Other assets                                                                       (10,670)           (334)
        Accounts payable and accrued liabilities                                               556           4,101
        Other liabilities                                                                     (310)           (275)
        Income tax payable                                                                    --            (2,357)
                                                                                         ---------       ---------
    Net cash provided by operating activities                                               12,526          40,626
                                                                                         ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net purchases of property and equipment                                               (114,083)        (23,477)
    Purchase of marketable securities, net                                                 (20,376)        (10,790)
    Investment in joint venture                                                            (19,015)           --
    Investment in subsidiaries                                                                (350)           --
                                                                                         ---------       ---------

    Net cash used in investing activities                                                 (153,824)        (34,267)
                                                                                         ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                               150,000            --
    Payments of long-term debt                                                              (9,132)           (123)
    Proceeds from exercise of stock options                                                  1,260           1,284
    Purchase of treasury stock                                                              (5,834)           --
    Other                                                                                       (1)           (256)
                                                                                         ---------       ---------
    Net cash provided by financing activities                                              136,293             905
                                                                                         ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (5,005)          7,264
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            23,886          13,957
                                                                                         ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  18,881       $  21,221
                                                                                         =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                                        $   9,209       $     506
    Income taxes paid                                                                       12,805          22,399
    Debt incurred to purchase land and equipment                                               667           3,211
    Stock issued to purchase land                                                             --             4,238
    Unrealized gain (loss) on marketable securities, net of tax                                342            (654)
    Accrued liabilities incurred to purchase property and equipment                         31,743            --
    Liabilities relating to costs in excess of fair value of tangible
       assets acquired                                                                         494            --
    Land, property and equipment contributed to joint venture                                5,459            --





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

         The results of operations for the nine month period ended December 31, 1995, are not necessarily indicative of the operating results for the full year.

         Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.


Note 2 - Casino Revenues and Promotional Allowances

         Casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary admissions, food and beverage and other items furnished to customers, which totaled approximately $5,718,000 and $2,567,000, and $15,423,000 and $6,380,000 for the three and nine months ended December 31, 1995 and 1994, respectively.

         The estimated cost of providing such complimentary services are included in casino costs and expenses through inter-department allocations from the department granting the services as follows (dollars in thousands):


                                                    For the Three Months           For the Nine Months
                                                      Ended December 31,            Ended December 31,
                                                      1995           1994           1995            1994
                                                 --------------  ------------   ------------    --------
Food and beverage                                   $ 4,086       $  1,311     $  10,872         $  3,545
Admissions and other                                    948          1,120         2,844            2,489
                                                  ---------        -------      --------         --------
                                                    $ 5,034        $ 2,431       $13,716          $ 6,034
                                                    =======        =======       =======          =======


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

Note 4 - Primary and Fully Diluted Shares

         Per share amounts have been computed based on the weighted average number of outstanding shares and common stock equivalents, if dilutive, during each period. A summary of the number of shares used in computing primary earnings per share follows:


                                                     For the Three Months         For the Nine Months
                                                      Ended December 31,           Ended December 31,
                                                       1995          1994            1995          1994
                                                   -----------    ----------      ----------    ---------
Weighted average number of shares outstanding       29,856,733    27,268,800      29,845,154    26,888,700
Dilutive effect of options and warrants              1,886,975     4,054,800       2,436,946     4,103,400
                                                    ----------    ----------      ----------    ----------
Shares used in computing primary
     earnings per share                             31,743,708    31,323,600      32,282,100    30,992,100
                                                   ===========   ===========     ===========   ===========

         The number of shares used in computing fully diluted earnings per share is as follows:


                                                     For the Three Months         For the Nine Months
                                                      Ended December 31,           Ended December 31,
                                                       1995          1994            1995          1994
                                                    ----------    ----------      ----------    ---------
Weighted average number of shares outstanding       29,856,733    27,268,800      29,845,154    26,888,700
Dilutive effect of options and warrants              1,886,975     4,136,100       2,438,200     4,320,600
                                                    ----------    ----------      ----------    ----------
Shares used in computing fully diluted
     earnings per share                             31,743,708    31,404,900      32,283,354    31,209,300
                                                    ==========    ==========      ==========    ==========


Note 5 - Long-Term Debt

     On April 17, 1995, the Company issued $150,000,000 aggregate principal amount of 10-7/8% Senior Notes maturing on April 15, 2005. Interest is payable in cash semi-annually on April 15 and October 15 commencing October 15, 1995.

     On June 30, 1995, the Company paid off an aggregate of $8,876,000 of existing debt.

     On August 31, 1995, the Company closed on a $120,000,000 line of credit. As of December 31, 1995, no draws had been made under the line of credit.


Note 6 - Change in Accounting Estimate

         Effective October 1, 1995, the Company revised its estimate of depreciable useful lives as follows:
                                              Old Life                 New Life

Riverboats, barges and improvements           10 years                  30 years
Buildings (new)                               20 years                  40 years
Intangibles (goodwill)                        15 years                  40 years

         These changes were made to better reflect the estimated periods during which such assets will remain in service and be recoverable. The result of this change had the effect of reducing depreciation and amortization expense and increasing net income by approximately $1.7 million for the three and nine months ended December 31, 1995.

Note 7 - Subsequent Events

         Subsequent to December 31, 1995, the Company repurchased 162,100 shares of its Common Stock for a total cost of $1.5 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


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

Liquidity and Capital Resources

         As of December 31, 1995, cash and cash equivalents and marketable investment grade debt securities totaled $68.1 million as compared to $50.3 million at March 31, 1995.

         Cash provided by operating activities for the nine months ended December 31, 1995 was $12.5 million as compared to $40.6 million for the comparable period of the prior year. The decrease is attributable primarily to a decline in net income, an increase in other assets (due to the costs associated with issuance of $150 million of 10-7/8% Senior Notes and arranging the $120 million bank credit facility) and the payoff of accrued liabilities related to the purchase of the Showboat Star Partnership. During the nine months ended December 31, 1995, the Company used $153.8 million in investing activities as compared to $34.3 million for the comparable period of the prior year. The use of cash is related to the net investment by the Company of $114.1 million in property and equipment, primarily for its operations in Mesquite, Nevada, and Lake Charles, Louisiana. The Company also recorded net purchases of marketable securities during the current nine month period of $20.4 million and made a cash investment in its Maryland Heights, Missouri joint venture of $19 million. Cash provided by financing activities of $136.3 million for the nine months ended December 31, 1995, reflects $150 million in proceeds from the issuance of Senior Notes offset by the repayment of $9.1 million in long term debt and the repurchase of 510,000 shares of the Company's common stock in the open market for $5.8 million.

         The Company is pursuing the development or acquisition of additional gaming and entertainment facilities which will require extensive amounts of capital. Based on projects currently under development, the Company estimates that expenditures for completion of additional facilities could total up to $135 million over the next twelve months. The Company expects to fund these expenditures with (i) cash and marketable securities on hand, (ii) cash flow from operations, and if needed, (iii) drawings available under its $120 million bank credit agreement.

         On November 2, 1995, the Company finalized its agreement with Harrah's Entertainment, Inc. to form a joint venture and co-develop a $270 million riverboat casino complex in Maryland Heights, Missouri. The Company's portion of the project budget is expected to be $135 million, of which $24.5 million has been invested through December 31, 1995. The project is targeted to open in early 1997, subject to the receipt of all necessary gaming approvals.

         Through December 31, 1995, the Company repurchased a total of 510,000 shares of its common stock in the open market for a total cost of $5.8 million. Subsequent to December 31, 1995, the Company purchased an additional 162,100 shares for a total cost of $1.5 million.

Results of Operations

         Total revenues for the three and nine months ended December 31, 1995 increased to $72.7 million and $218.6 million, or by 24% and 31.8%, respectively, when compared to total revenues of $58.7 million and $165.8 million for the comparable periods of the prior year. This increase is primarily attributable to the opening of two new casinos, the Lake Charles Star Riverboat which opened on April 27, 1995 and Players Island Resort in Mesquite, Nevada which opened on June 29, 1995. Combined casino revenues totaled $66.4 million and $203.2 million for the three and nine months ended December 31, 1995 as compared to $55.4 million and $155.4 million for the prior year periods. The period over period increases in casino revenues can be attributed to the opening of the aforementioned new facilities, the October 1995 replacement of the Players II Riverboat in Lake Charles with the larger Players III Riverboat and the November 1995 replacement of the smaller Players I Riverboat in Metropolis with the Players II Riverboat, and the success of the marketing programs in Metropolis.

         Gaming revenues in Metropolis were $21.1 million and $64.0 million for the three and nine months ended December 31, 1995 as compared to $18.2 million and $55.3 million for the comparable periods of the prior year. The period over period increase was primarily attributable to the continued success of the Metropolis facility's marketing programs and the opening of the larger Players II riverboat in November 1995. The increase was partially offset by the opening of a competing riverboat casino in Evansville, Indiana in December 1995. Lake Charles gaming revenues were $39.9 million and $128.3 million for the three and nine months ended December 31, 1995 as compared to $37.3 million and $100.1 million for the comparable periods of the prior year. The year over year increase was primarily due to the operation of two riverboats in the current period instead of one in the previous year. Gaming revenues for the December 1995 quarter declined from $44.9 million reported for the September 1995 quarter due to the impact of two competitive openings in the Lake Charles market in August 1995 and the disruption caused by the construction of a new parking garage as well as the normal seasonal decline in revenues. Gaming revenues in Mesquite were $5.4 million for the December 1995 quarter as compared to $5.5 million for the September 1995 quarter reflecting a lack of sufficient growth in gaming revenues to offset the absence of the revenues generated by the property's grand opening activities in the September 1995 quarter.

         Total operating costs, exclusive of corporate administrative expense, pre-opening and gaming development costs and depreciation and amortization, increased 52% to $53.8 million and 56.7% to $150.3 million for the three and nine months ended December 31, 1995 as compared to $35.4 million and $95.9 million for the comparable periods of the prior year. The increase in operating expenses is, again, primarily attributable to the opening of the Lake Charles Star Riverboat in April 1995 and Players Island Resort in June 1995. In addition, the Lake Charles and Metropolis operations have increased their spending on complimentaries, advertising and marketing as a result of increased competition. Beginning in August 1995, the Lake Charles facility was also subject to a $.50 per passenger increase in the tax it pays to the local governments for each passenger on the boats.

         Corporate administrative costs were $2.7 million and $7.0 million for the current year periods as compared to $2.1 million and $5.4 million for the three and nine months ended December 31, 1994. The increases primarily reflect staff expansion, additional administrative activities and travel associated with the operation of three facilities as compared to two facilities for the prior year periods and the move of the corporate offices to Atlantic City, New Jersey.

         Pre-opening and gaming development costs were $3.2 million and $11.2 million for the three and nine months ended December 31, 1995 as compared to $2.2 million and $5.5 million for the comparable periods of the prior year primarily due to the Company's Mesquite, Nevada and Maryland Heights, Missouri projects. Pre-opening expenses for the three and nine months ended December 31, 1995 were $1.4 million and $7.5 million. In comparison, the Company recorded pre-opening costs of $701,000 and $999,000 for the three and nine months ended December 31, 1994. Development costs for the three and nine months ended December 31, 1995 amount to $1.8 million and $3.7 million, respectively, and include the write-off of $831,000 in expenses associated with the pursuit of two New Orleans riverboat projects, as compared to $1.4 million and $4.5 million for the three and nine months ended December 31, 1994.

         Depreciation and amortization for the three and nine months ended December 31, 1995 increased to $4.9 million and $14.2 million, respectively, as compared to $1.8 million and $5.2 million for the comparable periods of the prior year. The increase in depreciation and amortization expense is directly related to (i) the addition of the Lake Charles Star Riverboat and related assets in April 1995 and the amortization of goodwill associated with the purchase, (ii) the completion of Players Island Resort in Mesquite, Nevada, in June 1995 and (iii) the purchase of the Players III Riverboat in October, 1995. In addition, the Company completed a study of the estimated useful lives of certain depreciable assets and intangibles which resulted in the adoption of revised estimated useful lives. These changes were made to better reflect the estimated periods during which such assets will remain in service and be recoverable. The result of the change, which was adopted on October 1, 1995, was a reduction in depreciation and amortization expense of $1.7 million for the three months ended December 31, 1995. During the quarter, the Company recorded a write-off of goodwill associated with the Players Bluegrass Downs racetrack in Paducah, Kentucky of $1.5 million.

         Interest income for the three and nine months ended December 31, 1995 increased to $1.2 million and $5.4 million, respectively, as compared to $960,000 and $2.3 million for the previous year periods. The increase resulted from the investment of $150 million in proceeds from the 10-7/8% Senior Notes issued in April 1995 in investment grade debt securities. The increase in interest expense to $4.2 million and $11.6 million for the three and nine months ended December 31, 1995 as compared to $188,000 and $506,000 for the same periods of the prior year reflects (i) interest expense of $3.1 million and $10.1 million for the three and nine months ended December 31, 1995 related to the April 1995 issuance of $150 million, 10-7/8% Senior Notes and (ii) imputed interest of $1.0 million for the three and nine months ended December 31, 1995 associated with the acquisition of the Downtowner Hotel in Lake Charles, Louisiana.

         The Company's effective net tax rate covering both state and Federal taxes was 39% for the three and nine months ended December 31, 1995 as compared to 36% and 37% for the comparable periods of the prior year. The increase reflects a decline in tax exempt income from investments during the current year periods as compared to the three and nine months ended December 31, 1994.

         Consolidated net income for the three and nine months ended December 31, 1995 was $3.3 million, or $.10 per share, and $18.6 million, or $.57 per share, respectively, as compared to $11.6 million, or $.37 per share, and $35.3 million, or $1.13 per share, for the comparable periods of the prior year. The period over period decreases in net income are primarily attributable to increased operating costs, higher depreciation and amortization expense associated with the Company's new operations, insufficient growth in gaming revenue at Players Island Resort in Mesquite, Nevada which resulted in an adjusted EBITDA loss in Mesquite of $1.7 million and $3.7 million for the three and nine months ended December 31, 1995, and increased interest expense related to the issuance of $150 million in Senior Notes in April 1995. `Adjusted EBITDA' is defined as income before interest income and expense, provision for income taxes, pre-opening expenses, depreciation and amortization and other income and expense. Adjusted EBITDA is not intended to represent cashflows for the period and is presently solely as supplemental disclosure because EBITDA is frequently used to analyze companies on the basis of operating performance, leverage and liquidity.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         The Company has the following new legal proceedings and developments to report:

         Transam, Ltd. d/b/a Two Bunch Palms Resort & Spa v. Players International, Inc., et al

         On or about November 21, 1995, Transam, Ltd., a Delaware Corporation, d/b/a Two Bunch Palms Resort & Spa (`Two Bunch Palms') filed an action in the United States District Court, Central District of California, against the Company, a subsidiary of the Company, certain principals of the Company, and certain other defendants alleging various causes of action arising out of an agreement for services entered into by the Company with Gerald Greenbach and Creative Hospitality Management. Mr. Greenbach, at the time the Agreement was executed by the Company, was an executive of Two Bunch Palms. Mr. Greenbach both individually and through Creative Hospitality Management agreed to provide the Company with a variety of consulting services with respect to the operation and marketing of the Company's spa facilities at Players Island Resort in Mesquite, Nevada. Two Bunch Palms alleges that the Company and/or Mr. Greenbach and Creative Hospitality Management engaged in copyright infringement, trade dress infringement, unfair competition, false advertising, misappropriation of trade secrets, unfair competition as well as certain related allegations with respect to the services provided by Mr. Greenbach and Creative Hospitality Management to the Company. The Company has denied all of these allegations and intends to defend this matter vigorously.

         Ornstein v. Players International, Inc., et al

         On or about August 12, 1994, Marvin A. Ornstein (`Ornstein') and Mississippi Gold, Inc. (`Mississippi Gold') filed an Amended Compliant in United States District Court, Southern District of Illinois, seeking damages for defamation and for violation of their civil rights under 42 U.S.C.ss.1983, arising out of an alleged conspiracy among the Company, the Illinois Gaming Board and the Illinois State Police to aid and abet the Company in prohibiting Ornstein and Mississippi Gold from being licensed and/or being able to follow through with a joint venture to operate a riverboat casino in Cairo, Illinois. On April 12, 1995, Ornstein and Mississippi Gold were permitted to amend their complaint to include a claim that the Company had also violated the Racketeer Influenced and Corrupt Organizations Act (`RICO'). The Company was successful in its motion for summary judgment against Ornstein and Mississippi Gold on the claims for defamation and violation of their civil rights. This motion was granted in favor of the Company on January 4, 1996. Thereafter, Ornstein and Mississippi Gold voluntarily dismissed with prejudice their remaining RICO claims against the Company, and the litigation has therefore been concluded favorably from the Company's perspective.

         Labor Developments

         On June 28, 1995, a petition was filed by the United Food and Commercial Workers Union, Local 881 ('Local 881') before the NIRB seeking union representation of approximately one-half of the Metropolis workforce. An election was scheduled to be held on December 8, 1995. However, on December 4, 1995, Local 881 withdrew its petition voluntarily prior to the scheduled date for the election, and the election was canceled.

         On May 23, 1995, the Seafarers International Union (`SIU') filed a petition for an election with the National Labor Relations Board (the `Board') to represent unlicensed crew members of the Players and Star Riverboats in Lake Charles, Louisiana. After a decision on the appropriateness of the unit, the Board conducted an election on October 24 and 25, 1995. The outcome of that election, which remains uncertified, resulted in the SIU being chosen to represent 61 unlicensed crew members (from among approximately 1700 employees of the property). Players has filed objections to the conduct of the SIU and its representatives during the election. The Board has begun a hearing on the merits of these objections with the hearing to be continued on February 15, 1996.

Item 6.           Exhibits and Reports on Form 8-K

(a) The Company has included as exhibits the following documents entered into during the quarter ended December 31, 1995 in connection with the closing of the transactions related to the Maryland Heights joint venture project.


10.1 Partnership Agreement dated November 2, 1995, by and between Harrah's Maryland Heights Corporation and Players MH, L.P.

10.2     Guaranty of Players International, Inc. dated November 2, 1995.

10.3 Management Agreement dated November 2, 1995 by and between Riverside Joint Venture and Harrah's Maryland Heights Operating Company.

10.4 License Agreement dated November 2, 1995 by and among Players International, Inc. Riverside Joint Venture and Harrah's Maryland Heights Operating Company.

10.5 Ground Lease dated November 3, 1995 by and between Harrah's Maryland Heights LLC and Riverside Joint Venture.

10.6 Lease Agreement dated as of November 3, 1995 by and between Riverside Joint Venture and Players MH, L.P.

10.7     Parent Guaranty of Players International, Inc. dated November 3, 1995.

10.8 Right of First Refusal to Purchase dated November 3, 1995 by and between Harrah's Maryland Heights LLC and Players MH, L.P.

10.9 Option Agreement dated November 3, 1995 by and between Riverside Joint Venture and Harrah's Maryland Heights, L.L.C.

10.10 Development Agreement (Earth City Expressway Extension) by and between the City of Maryland Heights and Riverside Joint Venture.


(b) The Company filed no Current Reports on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PLAYERS INTERNATIONAL, INC.

Date:    February 12, 1996          By      /s/ Peter J. Aranow
                                      -------------------------
                                      Peter J. Aranow, Executive Vice President
                                      Chief Financial Officer

Date:    February 12, 1996          By      /s/ Stephen K. Radusch
                                      ----------------------------
                                      Stephen K. Radusch, Controller
                                      Principal Accounting Officer

                                  EXHIBIT INDEX


Exhibit                                                                                          Page
10.1     Partnership Agreement dated November 2, 1995, by and between Harrah's
         Maryland Heights Corporation and Players MH, L.P.

10.2     Guaranty of Players International, Inc. dated November 2, 1995.

10.3     Management Agreement dated November 2, 1995 by and between Riverside
         Joint Venture and Harrah's Maryland Heights Operating Company.

10.4     License Agreement dated November 2, 1995 by and among Players International,
         Inc. Riverside Joint Venture and Harrah's Maryland Heights Operating Company.

10.5     Ground Lease dated November 3, 1995 by and between Harrah's Maryland
         Heights LLC and Riverside Joint Venture.

10.6     Lease Agreement dated as of November 3, 1995 by and between Riverside
         Joint Venture and Players MH, L.P.

10.7     Parent Guaranty of Players International, Inc. dated November 3, 1995.

10.8 Right of First Refusal to Purchase dated November 3, 1995 by and between Harrah's Maryland Heights LLC and Players MH, L.P.

10.9     Option Agreement dated November 3, 1995 by and between Riverside Joint
         Venture and Harrah's Maryland Heights, L.L.C.

10.10 Development Agreement (Earth City Expressway Extension) by and between the City of Maryland Heights and Riverside Joint Venture.

27       Financial Data Schedule
