Form 10-K405
period 1996-03-31
PLAYERS INTERNATIONAL INC /NV/
filed 1996-07-01
CIK 796912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ___________ to ___________

                         Commission file number: 0-14897

                           PLAYERS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              Nevada                                    95-4175832
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


           Suite 800, 1300 Atlantic Avenue, Atlantic City, New Jersey
                    (Address of principal executive offices)

                                      08401
                                   (Zip Code)

                                 (609) 449-7777
              (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.005 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of June 21, 1996, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrants was not less than $240,000,000.

     As of June 21, 1996, there were 29,187,480 shares of the registrant's Common Stock outstanding.

     Documents Incorporated by Reference:

     The information required by Part III of this report is incorporated by reference from the Registrant's Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I
Item 1. Business

General

         Players International, Inc. ("the Company") is a multi-jurisdictional gaming company which owns and operates a riverboat casino in Metropolis, Illinois, two riverboat casinos in Lake Charles, Louisiana, the Players Lake Charles Riverboat and the Lake Charles Star Riverboat, and the Players Island Resort-Casino-Spa ("Players Island Resort") in Mesquite, Nevada. The original Metropolis Riverboat, which is the only riverboat operating in southern Illinois and is one of only ten statutorily authorized Illinois licensees, commenced operations in February 1993 and primarily draws patrons from Illinois, Indiana, Kentucky, Missouri and Tennessee. The Players Lake Charles Riverboat, which commenced operations in December 1993, and the Lake Charles Star Riverboat, which commenced operations in April 1995, primarily serve the Houston gaming market. The Players Island Resort features a fully-contained island resort environment and opened in Mesquite, Nevada on June 29, 1995 as the Company's first land-based casino complex. Players Bluegrass Downs, a thoroughbred racetrack located in Paducah, Kentucky, was acquired by the Company in November 1993 and holds live racing meets each Fall and offers year round simulcasted thoroughbred horse racing events.

         The Company significantly expanded and enhanced its existing operations during the twelve month period ended March 31, 1996. The Company invested additional capital for further amenities and attractions at its Metropolis operations. In November 1995, the Company replaced the original Metropolis Riverboat with the original Players Lake Charles Riverboat. This provided the Company's Metropolis operations with a larger, more spacious riverboat casino which has permitted the facility to better accommodate peak weekend and holiday demands. In May 1996, the Company opened a new 200 space surface riverfront parking facility, which is being further expanded to offer an additional 100 spaces by July 1996. The Company is also evaluating the construction of a floating entertainment facility. In anticipation of the upgrading of the Company's Metropolis operations, in November 1995, the Company purchased for $600,000 a barge with a partially completed building superstructure. These projects and plans for future development are intended to expand capacity and strengthen the Company's market position in Metropolis in response to significantly increased competition in this market.

         The Company also completed a multi-phase expansion of its Lake Charles operation which included (i) the purchase of the Showboat Star Casino riverboat, which opened in April 1995 as the Lake Charles Star Riverboat, (ii) the purchase of the Players Hotel, formerly the Downtowner Hotel, and related property, which was previously under lease, (iii) the replacement, in October 1995, of the original Players Lake Charles Riverboat with the Players III Riverboat, which is a larger and more spacious riverboat, (iv) the December 1995 opening of a 540 space, on-site multi-story parking garage, and (iv) the February 1996 opening of a 60,000 square foot floating entertainment island ("the Island") which offers three new restaurants, an entertainment sports lounge, and an expanded gift shop. The Island combines an animatronics show with an island theme. The Lake Charles expansion was undertaken to put the Company in a position to offer its customers the equivalent of dockside gaming, expand capacity and strengthen the Company's market position in response to significantly increased local competition.

         On June 29, 1995, the Company opened the Players Island Resort, its first land-based casino entertainment facility, in Mesquite, Nevada. The Players Island Resort features an island resort theme and is located approximately 75 miles from Las Vegas, Nevada on Interstate 15 between Las Vegas and Salt Lake City, Utah. The Players Island Resort is being marketed as a destination resort for the residents of the Las Vegas area and southern Nevada, as well as for tourists from California and Arizona and residents from nearby Utah. The initial phase of the Players Island Resort project was developed on 45 acres, at a cost of $74.2 million, and includes 40,000 square feet of gaming space, a 500-room hotel with a full service health spa and swimming pool, lighted tennis courts, a children's arcade, four detached three-bedroom villas, a 50-unit recreational vehicle facility, three restaurants, a showroom and banquet/meeting rooms. Players Island Resort has been master-planned to accommodate further expansion of the casino, hotel and banquet/meeting space. The Company anticipates completing the development of an 18-hole championship golf course, on leased land near the Players Island Resort, during the Fall of 1996 at a cost of $11.2 million.

         On November 2, 1995, the Company finalized its agreement with Harrah's Entertainment, Inc. ("Harrah's") to form a joint venture and co-develop a $286 million permanently moored, dockside riverboat casino facility, hotel and entertainment complex in Maryland Heights, Missouri, a suburb of St. Louis, (the "Maryland Heights Complex"). The Company's portion of the project budget, excluding capitalized interest, is expected to be $143 million, of which $42.9 million has been invested through March 31, 1996. The Maryland Heights Complex is expected to contain a total of 120,000 square feet of gaming space, a 291 room hotel, a 95,000 square foot entertainment facility and extensive covered parking. The entertainment facility is expected to offer two specialty restaurants, a buffet, an entertainment lounge, a child care facility and retail shops. The project is anticipated to open in early 1997, subject to receipt of all necessary approvals.

         In November 1995, the Company relocated its principal executive office to Suite 800, 1300 Atlantic Avenue, Atlantic City, New Jersey 08401 (Telephone:
609-449-7777).

Marketing

         The Company's marketing strategy at its existing facilities focuses on middle-income customers who live within a 150 mile radius of each of the Company's facilities. The Company implements this strategy through the use of database marketing, on-site marketing and bus programs. The Company targets gaming customers through frequent mailings promoting visits to its casino facilities. In addition, the Company employs on-site marketing techniques including the use of player tracking systems, slot clubs and preferred player hosts to identify and service patrons. To attract additional patronage during non-peak hours, the Company utilizes bus tours which are organized through the Company's direct relationship with tour operators.

Metropolis Operations

         The Company's Metropolis riverboat casino entertainment complex (the "Metropolis Complex"), has been operational since February 23, 1993 and is the only riverboat operating in southern Illinois. The Company has one of a current maximum of only ten statutorily authorized gaming licenses in Illinois. In February 1996, the license for the Metropolis facility was extended by the Illinois Gaming Board for an additional one (1) year term. Under Illinois law licenses are renewed annually after the first three (3) years of operations.

         During the fiscal year ended March 31, 1996, the Company invested additional capital for further amenities and attractions at the Metropolis Complex. On November 15, 1995, the Company replaced the original Metropolis Riverboat with a larger, more spacious riverboat which had formerly been operated as a part of the Company's Lake Charles operations. The new Metropolis Riverboat is a four deck, air conditioned replica of a paddlewheel riverboat. The fully-equipped Las Vegas style casino features over 27,500 square feet of gaming space, with 862 slot machines and 51 table games, for a total of approximately 1,200 gaming positions. The larger, more spacious riverboat casino has permitted the facility to better accommodate peak weekend and holiday demands. In May 1996, the Company opened a new 200 space surface riverfront parking facility, which is being further expanded in July 1996 to offer an additional 100 spaces. These additional spaces complement the more than 1,000 existing free automobile and bus parking spaces provided by the Company. The Company is also evaluating the construction of a floating entertainment facility. In anticipation of the upgrading of the Company's Metropolis operations, the Company purchased, in November 1995 for $600,000 a barge with a partially completed building superstructure from Biloxi Casino Belle Incorporated, at an auction supervised by the United Stated Bankruptcy Court. These projects and plans for future development are intended to expand capacity and strengthen the Company's market position in Metropolis in response to significantly increased competition.

         The docking site at the Metropolis Complex, named "Merv Griffin's Landing," consists of three permanently moored barges and related structures. One barge, with a total area of approximately 15,000 square feet on three levels, houses Merv Griffin's Bar and Grill and the Celebrity Buffet restaurant, as well as meeting rooms. The dining facilities have the capacity to seat 600 people. The second barge is approximately 12,000 square feet in size and contains the ticketing area, a gift shop, waiting areas, restrooms and a VIP lounge. A third barge of approximately 15,000 square feet is used as a queuing area for patrons prior to boarding the riverboat casino, and as a special events and promotional area. It is serviced by a deli style restaurant and bar.

         As part of its plan to offer non-gaming amenities in Metropolis, the Company holds a 12-1/2% limited partnership interest in a joint venture that built a 120-room hotel adjacent to its Metropolis dock site. The hotel was opened in March 1994. The Company is entitled to a discounted rate for hotel rooms used for casino guests and employees. The Company also leases, under a ten year agreement, the 350-seat cabaret style Merv Griffin's Theater adjacent to the hotel, which is not in active daily operation but is available for use for special events and promotions.

         The Company has the right to use Mr. Griffin's name in connection with Merv Griffin's Landing, Merv Griffin's Bar and Grill and Merv Griffin's Theater through December 31, 1996. (See Item 2. Properties -- License with Merv Griffin and The Griffin Group.)

         The Metropolis Complex site is approximately three miles from U.S. Interstate 24, a major highway through Illinois, Kentucky and Tennessee. Passenger counts are higher during warmer weather (from late spring through early fall) than during the winter months. The Company anticipates that this passenger count trend will continue in the future.

Lake Charles Operations

         The Company's Lake Charles riverboat casino entertainment complex (the "Lake Charles Complex") commenced operations in Lake Charles in southwestern Louisiana on December 8, 1993 with one riverboat casino. The Company in January 1995 initiated a $150 million expansion of the Lake Charles Complex (the "Lake Charles Complex Expansion").

         The Company began the Lake Charles Complex Expansion by acquiring all interests in the partnership that owned another fully equipped Las Vegas style riverboat casino, the Lake Charles Star Riverboat, which previously operated for one and one-half years on Lake Pontchartrain in New Orleans, Louisiana. In April 1995, the Company opened the Lake Charles Star Riverboat, which has 21,730 square feet of gaming space on three air-conditioned decks with 759 slot machines and 43 table games for a total of 1,060 gaming positions. In August 1995, the Company acquired the Players Hotel, formerly the Downtowner Hotel, and related property which was previously under lease. In October 1995, the Company replaced the original Players Lake Charles Riverboat with the larger, more spacious Players III Riverboat. The Players III Riverboat, is a fully-equipped Las Vegas style casino which has approximately 29,200 square feet of gaming space with 882 slot machines and 69 table games, for a total of approximately 1,365 gaming positions and offers gaming on three air-conditioned decks. In December 1995 the Company completed the construction of and opened a 540 space, on-site multi-story parking garage. In February 1996, the Company opened the 60,000 square foot floating Island. The amounts expended for the Lake Charles Complex Expansion also include public purpose/city infrastructure contributions and the continued integration of the Company's island resort theme.

         Riverboat casino passengers walk through the Island, which is connected to the Players Hotel by a covered walkway, to board the Players III Riverboat and Lake Charles Star Riverboat. The Island offers a tropical theme with lush foliage, water falls and rockscapes. The Island includes a gift shop, two full service restaurants, the Plantation House Restaurant and Lounge and the Island Buffet, which can seat 238 and 398 people, respectively, Coconuts Lounge, which is a 145 seat sports bar, and the Cajun Kitchen, a Cajun themed snack bar, which seats 50 people. The Island also offers a large queuing area and a state-of-the-art animatronics show with a pirate theme for guests to view on their way to board the riverboats. Both the new Players Lake Charles Riverboat and the Lake Charles Star Riverboat operate three-hour cruises up to 24 hours a day. With the two Lake Charles riverboats operating on staggered three hour cruise schedules, the Company offers its patrons the equivalent of dockside gaming. The Company now holds two of the fifteen statutorily authorized riverboat gaming licenses in Louisiana. The Company also maintains a permanently docked barge of approximately 10,000 square feet adjacent to the Island containing a 3,000 square foot VIP waiting lounge. The barge also provides an employee breakroom, administrative offices and mechanical rooms.

         Prior to the opening of competing gaming facilities in the Lake Charles market, the Company collected an admission charge of $2.00 per cruise. As a result of competition, admission now is free, however, the Company continues to pay a $3.00 per passenger admission tax to the City of Lake Charles. Once passengers board, they are permitted to game prior to the riverboat's departure, and are permitted to continue to game until they disembark. Louisiana permits dockside gaming if the riverboat captain reasonably determines that it is unsafe to cruise due to dangerous weather or water conditions.

         The City of Lake Charles and the surrounding area have a population of approximately 160,000 within a 25 mile radius. The Lake Charles Complex's primary market area includes such population centers as Houston, Beaumont, Galveston, Orange and Port Arthur, Texas and Lafayette and Baton Rouge, Louisiana. U.S. Interstate 10 connects Houston, Beaumont and Lake Charles and is adjacent to the Company's docking site. Since opening, the Company estimates that the Lake Charles Complex has drawn over half of its patrons from Texas, mainly from the greater Houston area, due in large part to the current absence of legalized casino gaming in Texas.

         In a Special Session of the Louisiana legislature in March 1996, legislation was enacted which establishes the Louisiana Gaming Control Board and provides that such Board is the successor to all such prior gaming regulatory authorities with regard to the regulation and supervision of gaming in Louisiana except for the regulation of horse racing and offtrack betting and the conducting of charitable gaming operations. Effective May 1, 1996, the powers, duties, functions and responsibilities with respect to riverboat gaming of the Louisiana Riverboat Gaming Commission ("the Louisiana Commission") and The Louisiana State Police, Louisiana Enforcement Division, ("the Louisiana Enforcement Division") were transferred to the Louisiana Gaming Control Board.

         In the 1996 Special Session, legislation was also enacted providing for local option elections in November 1996 on a parish-by-parish basis which will give voters in communities across the State the opportunity to decide the fate of certain forms of gaming in their parishes. The referendum will determine whether video poker, riverboat gaming, and land-based casino gaming operations will be permitted or prohibited in the following manner: (i) all parishes will vote on the operation of video poker devices; (ii) each parish in which riverboat gaming is authorized will vote on riverboat gaming; and (iii) Orleans Parish will vote on the land-based casino in addition to riverboat gaming and video poker. If a majority of the voters in a parish elect to prohibit one or more of the above-described gaming activities in such parish, then no license or permit shall be issued to conduct such prohibited gaming activity in such parish. If, however, riverboat gaming was previously permitted in such parish, the legislation permits the current gaming operator to continue riverboat gaming in that parish until the expiration of its gaming license. In the case of the Company, the current license for the Lake Charles Star Riverboat expires on August 9, 1998, and the current license for the Players Lake Charles Casino expires on December 6, 1998 (see "Results of Operations -- Lake Charles"). Further, in parishes where riverboat gaming is currently authorized and voters elect to prohibit riverboat gaming, the legislation provides that the gaming license shall not be reissued or transferred to any parish other than a parish in which riverboat gaming has previously been authorized by the voters in a local option referendum.

         In the 1996 Special Session, legislation was also enacted placing a constitutional amendment on the October 1996 election ballot. If the constitutional amendment is approved by Louisiana voters in the October 1996 election, local option elections will be required before new forms of gaming can be brought into a parish. The measure also requires a local option referendum before a riverboat can move into a parish that has not already authorized riverboat gaming.

Mesquite Operations

         On June 29, 1995, the Company opened the Players Island Resort in Mesquite, Nevada, its first land-based casino entertainment facility. The Players Island Resort features an island resort theme and is located approximately 75 miles from Las Vegas on Interstate 15 between Las Vegas and Salt Lake City, Utah. The Players Island Resort is being marketed as a destination resort for the residents of the Las Vegas area and Southern Nevada, as well as for tourists from California and Arizona and residents from nearby Utah.

         The initial phase of the Players Island Resort project was developed on 45 acres, at a cost of $74.2 million, and includes 40,000 square feet of gaming space with 850 slot machines and 34 table games for a total of 1,118 gaming positions. The casino also offers a sports book and keno style wagering. The Players Island Resort also features a 500-room hotel with a full service health spa and swimming pool with waterfalls, lighted tennis courts, a children's arcade, four detached three-bedroom villas, and a 50-unit recreational vehicle facility. The Players Island Resort also features three restaurants, a 110 seat gourmet restaurant, 174 seat coffee shop and a 300 seat buffet, a 425 seat showroom and 10,000 square feet of banquet/meeting rooms.

         The Players Island Resort has been master-planned to accommodate further expansion of the casino, hotel and banquet/meeting space. The Company anticipates completing the development of an 18-hole championship golf course, on leased land near the Players Island Resort, during the Fall of 1996 at a cost of $11.2 million.

Players Bluegrass Downs Operations

         Players Bluegrass Downs, a thoroughbred racetrack located in Paducah, Kentucky, was acquired by the Company in November 1993 and holds live racing meets each Fall and offers year round simulcasted thoroughbred horse racing events. During the year when live race meets are not scheduled, the racetrack facilities are leased for special events and activities.

Maryland Heights Development Project

         On November 2, 1995, the Company finalized its agreement with Harrah's to form a joint venture and co-develop a $286 million Maryland Heights Complex in Maryland Heights, Missouri, a suburb of St. Louis. The Company's portion of the project budget, excluding capitalized interest, is expected to be $143 million, of which $42.9 million has been invested through March 31, 1996.

         The Maryland Heights Complex is expected to include a total of 120,000 square feet of gaming space. The Company and Harrah's will each own and operate their respective permanently moored, dockside casinos of approximately equal size pursuant to separate gaming licenses, but will share equally in the costs of the development of an estimated 380,000 square foot hotel, entertainment facility and parking facilities. Although the casinos are expected to be similar in exterior theme and decor, each operator will individually manage and market its own gaming operations with separate staff.

         The plans for the Maryland Heights Complex also include a 291 room hotel with 12 luxury suites, a 95,000 square foot entertainment facility and extensive covered parking. The entertainment facility is themed as turn of the century St. Louis and includes two specialty restaurants, each offering approximately 125 seats, a buffet offering approximately 600 seats, an entertainment lounge offering approximately 125 seats, a child care facility, a 1,824 space parking garage, 3,231 surface parking spaces and retail shops.

         An affiliate of Harrah's owns the property underlying the Maryland Heights Complex. The Company and Harrah's each has an eighty (80) year lease with the Harrah's affiliate for the property underlying their respective casinos. The leases for the Company and Harrah's are substantially identical, except that the Company pays rent and Harrah's does not. The Company's rent consists of a percentage rent equal to 2% of the Company's net gaming revenue for the first $50 million, 3% of net gaming revenue between $50 million and $100 million, and 4% of net gaming revenue in excess of $100 million.

         Pursuant to a separate Management Agreement, a Harrah's affiliate will manage the Entertainment Facility, which includes the entire Maryland Heights Complex except for the Company's and Harrah's casinos and the specialty restaurants. The Management Agreement has a basic term that expires on December 31, 2005, with fourteen five (5) year renewal options. The Management Agreement provides for the following fees: a Base Management Fee equal to 3% of the Hotel Revenues; an Incentive Management Fee which is the greater of 1% of the Hotel Revenues, or 50% of operating cost savings; an Accounting Fee of $130,000 per year, increased each year by the amount the consumer price index ("CPI") increases; and a Reservation Fee of $2.50 per guest room reservation at the hotel made through the telephone reservation system of an affiliate of Harrah's, which fee is increased each year by the amount the CPI increases, but not more than the prevailing charge to other participating Harrah's affiliated hotels. For specific terms of the lease, see "Properties -- Maryland Heights, Missouri."

         The Company and Harrah's individually have been endorsed by the City of Maryland Heights for separate riverboat casino projects and have licensing applications under consideration by the Missouri Gaming Commission. The project is anticipated to open in early 1997, subject to receipt of all necessary approvals.

         Situated in close proximity to Interstate 70 in Maryland Heights, the casino entertainment complex will be strategically located to attract patrons from a local population base of approximately 2.3 million in the greater St. Louis metropolitan region. The site will feature easy accessibility, a high level of drive-by traffic with its close proximity to Interstate 70 and Lambert International Airport, and will be strategically located near the Riverport Amphitheater, which currently attracts 500,000 visitors per year.

         Although riverboat gaming is currently offered in the metropolitan St. Louis region, certain patrons of the Metropolis Complex travel approximately three hours from St. Louis to Metropolis. In recognition of these valued customers, the Company intends to introduce cross-marketing programs to St. Louis area residents for the Metropolis Complex and the proposed Maryland Heights Complex to increase repeat patronage at the Company's casino entertainment facilities.

Competition

         The casino gaming industry includes casinos which are land-based, dockside casinos, cruising riverboat casinos and land-based casinos on Indian reservations. The gaming industry is highly competitive and is composed of a large number of companies, many of which have significantly greater resources than the Company. Numerous states have legalized gaming and several other states are considering the legalization of gaming in designated areas. As a result of the proliferation of gaming in new jurisdictions as well as the proliferation of Indian gaming on tribal land, the Company's operations have been affected in instances where such other gaming operations are conducted close to the Company's facilities.

         The Company's Metropolis Complex's closest gaming competitor operates in Evansville, Indiana, approximately 110 miles northeast of Metropolis. Another competing riverboat casino operates in Caruthersville, Missouri, which is approximately 120 miles southwest of Metropolis. The Metropolis Complex may face further competition as additional riverboats become licensed in southern Indiana and Missouri. The Metropolis Complex also experiences competition to a much lesser extent from dockside casinos in Tunica, Mississippi.

         The Company's Lake Charles Complex faces direct competition from the Isle of Capri Casino (the "Isle of Capri Casino Facility"), which opened on
July 29, 1995 in Westlake, Louisiana approximately one mile from the Company's facility. The Isle of Capri Casino Facility presently offers one riverboat casino with approximately 26,000 square feet of gaming space, 860 slot machines and 40 table games. In May 1996, the Isle of Capri Casino Facility opened a pavilion which offers a 450 seat buffet, a live entertainment facility and retail operations. The Louisiana Commission and the Louisiana Enforcement Division recently granted certain of the approvals necessary for an additional riverboat casino to operate from the Isle of Capri Facility. Eastbound travelers from Texas and western Louisiana on Interstate 10 are able to access the Isle of Capri Casino Facility prior to reaching the Company's Lake Charles Complex. The Company's Lake Charles Complex also faces direct competition from the land-based Grand Casino, Inc.'s Coushatta Indian facility in Kinder, Louisiana. The Coushatta facility, which opened in January of 1995 and expanded in August 1995, is a Las Vegas style casino that currently offers 71,000 square feet of gaming space, 2,000 slot machines and approximately 65 table games. Grand Casinos, Inc. has announced further expansion plans with a late fall 1996 or early 1997 opening date, including a 250 room hotel, three new restaurants and 25,000 additional square feet of gaming space. In addition to the Coushatta facility, the Company's Lake Charles operations compete to a lesser degree with riverboat operators in Baton Rouge, approximately 125 miles east of Lake Charles, the New Orleans area, which is over 200 miles east of Lake Charles, and the Shreveport/Bossier City area, which is approximately 180 miles north of Lake Charles. A planned land-based casino in New Orleans may produce additional competition.

         The Players Island Resort in Mesquite, Nevada competes directly with two existing properties and another property under construction. Both the Oasis and the Virgin River are located in Mesquite. The larger of the two facilities, the Oasis, has been in operation for approximately 11 years, and the Virgin River has been in operation for approximately 3 years. These two facilities draw a majority of their patronage from travelers on Interstate 15, the local population base and the residents of nearby border towns between Utah and Nevada. The property under construction, Rancho Mesquite, is scheduled to open in the Fall of 1996. This property is a Holiday Inn franchise and will have 220 hotel rooms with 25,000 square feet of casino space. The Company also competes with the numerous casinos in Las Vegas and surrounding communities.

         The Company's planned project in Maryland Heights, Missouri will compete directly with the President Riverboat in downtown St. Louis, Missouri, the Alton Belle in Alton, Illinois, the Casino Queen in East St. Louis, Illinois and the St. Charles Station in St. Charles, Missouri. The Maryland Heights Complex may compete with proposed riverboat casinos in Kimmswick, Missouri and St. Charles County, Missouri and, potentially, additional riverboats in the St. Louis metropolitan area to the extent that additional licenses, if any, are granted by the Missouri Gaming Commission.

Employees

         At March 31, 1996, the Company had approximately 3,951 employees, including 835 employed at the Metropolis Complex, 2,070 employed at the Lake Charles Complex, 961 employed at Players Island Resort, 34 employed at Players Bluegrass Downs and 51 employed in the Company's corporate and administrative offices. The Company believes its relations with its employees are generally good.

         On June 28, 1995, the United Food and Commercial Workers Union, Local 881 ("Local 881"), filed a petition with National Labor Relations Board (the "NLRB") seeking union representation of approximately one-half of the employees at the Metropolis Complex. An election was scheduled to be held on December 8, 1995. However, on December 4, 1995, Local 881 withdrew its petition voluntarily prior to the scheduled date for the election, and the election was canceled.

         On May 23, 1995, the Seafarers International Union ("SIU") filed a petition for an election with the NLRB to represent unlicensed marine crew members of the Players Lake Charles Riverboat and the Lake Charles Star Riverboat at the Lake Charles Complex. After a decision on the appropriateness of the union, the NLRB conducted an election on October 24 and 25, 1995. The outcome of that election, which remains uncertified, resulted in the SIU being chosen to represent 61 unlicensed marine crew members from among approximately 2,070 employees at the Lake Charles Complex.

Gaming Regulation

         The Company is subject to state and Federal laws which regulate businesses generally and the gaming business specifically. Below is a brief description of some of the more significant regulations to which the Company is subject. All laws are subject to change and different interpretations. This is especially true with respect to current laws regulating the gaming industry, since in many cases these laws and the regulatory agencies that apply them are relatively new. Changes in laws or their interpretation may result in the imposition of more stringent, burdensome, or expensive requirements, or the outright prohibition of an activity.

Illinois Gaming Regulation

         The Riverboat Gambling Act of Illinois (the "Illinois Riverboat Act") currently authorizes a five-member Illinois Gaming Board to issue up to ten riverboat gaming licenses. The Illinois Gaming Board issued an owner's license to a wholly-owned subsidiary of the Company for its Metropolis operations in February 1993. This license was renewed in February 1996 and, unless revoked, is subject to renewal annually. Each owner's license granted entitles the licensee to own and operate up to two riverboats (with a combined maximum of 1,200 gaming participants) and equipment thereon from a specified dock site. The duration of the license initially runs for a period of three years. Thereafter, the license is subject to renewal on an annual basis upon, among other things, a determination by the Illinois Gaming Board that the licensee continues to meet all of the requirements of the Illinois Riverboat Act and the Illinois Gaming Board's Rules. All licensees have a continuing duty to maintain suitability for licensure.

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

         As a condition to maintaining an owner's license, the licensee must, among other things, submit detailed financial information and other information to the Illinois Gaming Board including an annual audit by an independent certified public accountant, selected by the Administrator of the Illinois Gaming Board, of the financial transactions and conditions of the total operations of a holder of an owner's license including the condition of the licensee and its internal control system. The holder of an owner's license must prepare and send to the Administrator and the independent certified public accountant selected by the Administrator a written response to issues raised by such accountant's reports on (i) the procedures required to be performed by such accountant on a quarterly basis with respect to certain aspects of the licensee's operations and (ii) the annual audit referred to in the previous sentence. Among other continuing obligations, the holder of an owner's license has a duty to promptly disclose any material changes in the information it provides to the Illinois Gaming Board. The holder of an owner's license must report promptly to the Administrator of the Illinois Gaming Board any facts which the holder has reasonable grounds to believe indicate a violation of law (other than minor traffic violations) or Illinois Gaming Board Rule or a holder's internal controls committed by suppliers or licensed employees including, without limitation the performance of licensed activities different than those permitted under their license. The duty to disclose to the Illinois Gaming Board changes in information continues throughout the period of licensure. A duty exists to promptly disclose the identity of a compensated agent acting on behalf of the holder of an owner's license with regard to action by the Illinois Gaming Board.

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

         The Illinois Riverboat Act imposes a 20% wagering tax on adjusted gross receipts from gaming. The tax imposed is to be paid by the licensed owner to the Illinois Gaming Board on the day after the gaming day when the wagers were made. The Illinois legislation also requires that licensees pay a $2.00 admission tax for each person admitted to a gaming cruise. The Illinois legislature has considered several proposals to modify the wagering tax, some of which proposals are presently pending before the Legislature.

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

         In July 1991, Louisiana also authorized operation of video lottery terminals (VLTs) at various types of facilities in the state, including bars, truckstops, racetracks and off-track betting parlors.

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

         Certain persons affiliated with a riverboat gaming licensee, including directors and officers of the licensee, directors and officers of any holding company of the licensee involved in gaming operations, persons holding 5% or greater interests in the licensee, and persons exercising influence over a licensee ("Affiliated Gaming Persons"), are subject to the application and suitability requirements of the Louisiana gaming law.

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

         An initial license to conduct riverboat gaming operations is valid for a term of five years. The Company was issued an initial operator's license by the Louisiana Enforcement Division for the Players Lake Charles Riverboat on December 6, 1993. The Lake Charles Star Riverboat, which was acquired by the Company in April 1995, was issued an initial operator's license on August 9, 1993. The Louisiana gaming law provides that a renewal application for the period succeeding the initial five year term of the operator's license must be made to the Louisiana Enforcement Division. The application for renewal consists of a statement under oath of any and all changes in information, including financial information, provided in the previous application.

         The transfer of a license or permit or an interest in a license or permit is prohibited. The sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition (a "Transfer") by any person of securities which represent 5% or more of the total outstanding shares issued by a corporation that holds a license is subject to Louisiana Enforcement Division disapproval. A security issued by a corporation that holds a license must generally disclose these restrictions. Prior Louisiana Enforcement Division approval is required for the Transfer of any ownership interest of 5% or more in any non-corporate licensee or for the Transfer of any "economic interest" of 5% or more in any licensee or Affiliated Gaming Person. An "economic interest" is defined for purposes of a Transfer as any interest whereby a person receives or is entitled to receive, by agreement or otherwise, a profit, gain, thing of value, loan, credit, security interest, ownership interest or other economic benefit.

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

         In 1995, Louisiana enacted legislation authorizing the governing authority of Calcasieu Parish to levy an additional admission fee of fifty cents per passenger, the proceeds of which will be used primarily to fund education in the parish. This increase is applicable to the Company's two Lake Charles riverboats.

         In a Special Session of the Louisiana legislature in March 1996, legislation was enacted which establishes the Louisiana Gaming Control Board and provides that the Board is the successor to all such prior gaming regulatory authorities with regard to the regulation and supervision of gaming in Louisiana except for the regulation of horse racing and offtrack betting and the conducting of charitable gaming operations. Effective May 1, 1996, the powers, duties, functions and responsibilities with respect to riverboat gaming of the Louisiana Riverboat Gaming Commission and the Louisiana Enforcement Division were transferred to the Louisiana Gaming Control Board.

         In the 1996 Special Session, legislation was also enacted providing for local option elections in November 1996 on a parish-by-parish basis which will give voters in communities across the state the opportunity to decide the fate of certain forms of gaming in their parishes. The referendum will determine whether video poker, riverboat gaming, and land-based casino gaming operations will be permitted or prohibited in the following manner: (i) all parishes will vote on the operation of video poker devices; (ii) each parish in which riverboat gaming is authorized will vote on riverboat gaming; and (iii) Orleans Parish will vote on the land-based casino in addition to riverboat gaming and video poker. If a majority of the voters in a parish elect to prohibit one or more of the above-described gaming activities in such parish, then no license or permit shall be issued to conduct such prohibited gaming activity in such parish. If, however, riverboat gaming was previously permitted in such parish, the legislation permits the current gaming operator to continue riverboat gaming in that parish until the expiration of its gaming license. Further, in parishes where riverboat gaming is currently authorized and voters elect to prohibit riverboat gaming, the legislation provides that the gaming license shall not be reissued or transferred to any parish other than a parish in which riverboat gaming has previously been authorized by the voters in a local option referendum.

         In the 1996 Special Session, legislation was also enacted placing a constitutional amendment on the October 1996 election ballot. If the constitutional amendment is approved by Louisiana voters in the October 1996 election, local option elections will be required before new forms of gaming can be brought into a parish. The measure also requires a local option referendum before a riverboat can move into a parish that has not already authorized riverboat gaming.

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

         The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

         The Company is registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of Players Holding, Inc., a registered intermediary company that has been found suitable to own the stock of Players Nevada, Inc. ("Players Nevada"), a wholly owned subsidiary of Players Holding, Inc. that owns and operates Players Island Resort. Players Nevada is licensed by the Nevada Gaming Authorities to conduct nonrestricted gaming operations at the Players Island Resort and is a corporate licensee ("Corporate Licensee") under the terms of the Nevada Act. No person may become a stockholder of, or receive any percentage of profits from, a Corporate Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities.

         The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Players Nevada in order to determine whether such individual is suitable or should be licensed as a business associate of a Corporate Licensee. Officers, directors and certain key employees of Players Nevada are required to file applications with the Nevada Gaming Authorities and have been required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the activities of the Corporate Licensee may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

         If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or Players Nevada, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or Players Nevada to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

         The Company and Players Nevada are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Players Nevada will be required to be reported to or approved by the Nevada Commission.

          If Players Nevada violates the Nevada Act the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, Players Nevada and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Players Island Resort and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the licenses of Players Nevada could (and revocation of any license of Players Nevada would) materially adversely affect the Company.

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

         Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of the Company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or Players Nevada, it (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

         The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation, such as the holders of the Notes, to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by pay of principal, redemption, conversion, exchange, liquidation, or similar transaction.

         The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Company is also required to render maximum assistance to the Nevada Board, upon its request, to determine the identities of any of its security holders. The Nevada Commission has the power to require the stock certificates of the Company to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

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

         The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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

         Under the Missouri Gaming Act, gaming is permitted in Missouri only on the Missouri and Mississippi Rivers. The Missouri Gaming Act calls for licensure of owners (Class A license), operators (Class B license), suppliers and gaming-related occupations. There is no statewide numerical limit to the number of licenses which may be granted. As a result of the Missouri legislature's May 1994 amendments to the Missouri Gaming Act, prior uncertainty regarding whether any city or county outside of the two major metropolitan areas of Missouri (St. Louis/St. Louis County and the Kansas City metropolitan area) may be granted more than one license has been removed. Under the May 1994 amendments to the Missouri Gaming Act, any city or county may be granted more than one license if the "home dock" city or county has authorized more than one excursion gaming boat. However, within all cities and counties in Missouri, the Missouri Gaming Commission has the ultimate responsibility for setting the number, location and type of licensed boats. As noted above, excursion gaming boats also must be authorized by the local home dock city or county.

         On May 12, 1995, the Company's amended application for a gaming license at the Maryland Heights Project was filed with the Missouri Gaming Commission. The Missouri Gaming Commission is considering licensing applications for review in selected groups. On May 24, 1995, the Missouri Gaming Commission selected the Company's and Harrah's applications for investigation. These investigations are currently underway.

         The Missouri Gaming Act provides a maximum loss limit of $500 per individual player per gaming excursion. Gaming excursions are required by regulation to be no less than two hours and no more than four hours in duration. Excursion gaming boats are required to cruise, unless the Missouri Gaming Commission determines under applicable criteria to permit gaming at a continuously docked boat. Such criteria include, among other items, danger to the boat's passengers because of the location of the dock or excursion cruising conditions, disruption of interstate commerce, violation of another state's laws or Federal law, or possible interference with railway or barge transportation. On September 13, 1995, the Missouri Gaming Commission approved the application by the Company and Harrah's to permit gaming on their continuously docked boats.

         Licensees must establish financial responsibility sufficient to meet adequately the requirements of the proposed enterprise. Additionally, the Missouri Gaming Commission's regulations require that if the Company's application is granted, the Company's licensed subsidiary would be prohibited from allowing withdrawals of capital by, or making loans, advances, or distributions of any type of assets to its owner(s), in excess of 5% of such entity's accumulated earnings without Missouri Gaming Commission approval.

         The Missouri Gaming Act also requires that the excursion gaming boat resemble historic Missouri riverboats, encourages use of Missouri resources, goods and services in the operation of the boat, and requires that the boat provide for nongaming areas, food service and a Missouri theme gift shop. Use of the space on any vessel and operating criteria are determined in accordance with rules and regulations of the U.S. Coast Guard. There is no size limit on Missouri gaming boats and no minimum or maximum space prescribed for gaming areas. On November 16, 1995 the Missouri Gaming Commission approved the design of the Company's and Harrah's gaming boats.

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

Kentucky Gaming Regulation

         The Company presently owns and operates Players Bluegrass Downs, a thoroughbred race track located in Paducah, Kentucky. Pursuant to the Kentucky statutes governing horse racing, the Kentucky Racing Commission (the "Racing Commission") has plenary power to promulgate administrative regulations prescribing conditions under which all legitimate horse racing and wagering thereon is conducted. The Racing Commission issues race track licenses on an annual basis and awards racing dates subsequent to an annual application required to be filed with the Racing Commission. The Racing Commission may revoke or suspend a license if the Racing Commission has reason to believe that any provision of the Kentucky statutes, administrative regulations, or conditions established by the Racing Commission, has not been satisfied.

Proposed Texas Gaming Legislation

         Since the original Players Lake Charles Riverboat began operating on December 8, 1993, more than half of its patrons have come from Texas, with a significant portion coming from the metropolitan Houston area. Although casino gaming is not currently permitted in Texas, and the Attorney General of Texas has issued an opinion that gaming in Texas would require an amendment to the State's Constitution, the Texas legislature has considered various proposals to authorize casino gaming and two bills related to gaming were presented in the most recent legislative session that concluded on May 29, 1995. See "Business--Lake Charles Operations." Additional bills may be introduced from time to time whenever the legislature is in session. Since the Texas legislature (which meets every two years in odd-numbered years) did not pass legislation to amend the Texas State Constitution during the 1995 regular session, such legislation will have to await the next regular session in 1997, or a special session of the legislature. Special sessions can only be called by the Governor for matters that were pending in the regular legislative session. Governor George Bush has taken a public position against legalized casino gaming. A constitutional amendment requires a two-thirds vote of those present and voting in each house of the Texas state legislature and approval by the electorate at a referendum.

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

         All shipboard employees of the Company employed on U.S. Coast Guard regulated vessels, even those who have nothing to do with the actual operation of the vessel, such as dealers, cocktail hostesses and security personnel, may be subject to the Jones Act which, among other things, exempts those employees from state limits on worker's compensation awards. The Company believes that it has adequate insurance to cover employee claims.

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

Company Repurchase Rights with Respect to Company Securities

         As noted above, there are various state and Federal regulations on the ownership of the Company's Common Stock. The Company's Articles of Incorporation provide that if any governmental commission, regulatory authority, entity, agency or instrumentality (collectively, an "Authority") having jurisdiction over the Company or any affiliate of the Company or that has granted a license, certificate of authority, franchise or similar approval (collectively, a "License") to the Company or any affiliate of the Company orders or requires any stockholder to divest any or all of the shares of Common Stock (or options, convertible securities or warrants to purchase Common Stock, collectively, together with Common Stock ("Securities")) owned by such stockholder (a "Divestiture Order") and the stockholder fails to do so by the date required by the Divestiture Order (unless the Divestiture Order is stayed), the Company will have the right to acquire the securities from the stockholder that the stockholder failed to divest as required by such Divestiture Order. If, after reasonable notice and an opportunity for affected parties to be heard, any Authority determines that continued ownership of the Company's Securities by any stockholder shall be grounds for the revocation, cancellation, non-renewal, restriction or withholding of any License granted to or applied for by the Company or any affiliate of the Company, or shall be grounds for limiting the activities of such entity, such stockholder shall divest the Securities that provide the basis for such determination, and if such stockholder fails to divest Securities within 10 days after the date the Authority's determination becomes effective (unless the determination is stayed), the Company shall have the right to acquire such Securities from the stockholder. If the Company determines that persons who are not citizens of the United States as determined under the Shipping Act or other applicable statutes (the "Foreign Citizens") own more than 25% of the Company's outstanding Common Stock, the Company may require the Foreign Citizen(s) who most recently acquired the shares that bring total Foreign Citizen ownership to more than 25% of the outstanding Common Stock (the "Excess Shares") to divest the Excess Shares to persons who are United States citizens. If the Foreign Citizen(s) so directed fail to divest the Excess Shares to United States citizens within 30 days after the date on which the Company gives a written notice to the Foreign Citizen(s) to divest the Excess Shares, the Company shall have the right to acquire the shares that the Foreign Citizen(s) failed to divest as required by the Company's notice.

         Whenever the Company has the right to acquire securities from a stockholder pursuant to the provisions described in the preceding paragraph, the Company will pay the stockholder $.10 per share or such higher price as may be required by applicable legal requirements. Some state gaming regulations require a purchase price equal to the fair market value of the securities under certain circumstances described above. If there is no other applicable legal requirement, any amount payable to the stockholder in excess of $.10 per share will be paid in five equal annual installments with interest at the lower of the prime rate or the LIBOR rate, as published from time to time in the Wall Street Journal.

         When any Divestiture Order is entered or when the Company tenders the consideration for which it may acquire shares, as described above, the shares in question shall no longer be entitled to any voting, dividend or other rights until such time as they have been appropriately divested. The foregoing provisions of the Company's Articles of Incorporation relating to required divestiture are in addition to, and not in replacement of, any applicable legal requirements.

         The terms of the Company's Senior Notes feature certain analogous provisions which could give rise to the obligation of the holder to sell such Senior Notes or the right of the Company to repurchase the Senior Notes at a price equal to the lower of the holder's cost, the principal amount or the then current market prices.

Paid Advertising and Marketing

         The Federal Communications Commission prohibits broadcasters from accepting advertising that actively promotes gaming, although the FCC does not ban all advertising for casinos. Federal regulation also restricts the circulation of certain materials related to gaming through the United States mail.

Discouragement of Share Accumulations

         Various state limits requiring approvals of shareholdings over certain thresholds may discourage accumulations over such limits and therefore may discourage changes in control of the Company,(see "Gaming Regulations.") The Federal laws referred to above may also discourage ownership by stockholders who are not citizens of the United States.

Forward-Looking Information

         Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the effects of competition, plans for projects currently under development, plans for future expansion and property enhancements, business development activities, capital expenditure programs and requirements, financing sources and the effects of regulation (including gaming licensure and regulation, state and local regulation and tax regulation). Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These uncertainties and risks include, but are not limited to, those relating to conducting operations in an increasingly competitive environment, conducting operations at a newly or recently developed site or in a jurisdiction for which gaming has recently been permitted, changes in gaming, state and local laws and regulations (including local referenda to terminate the authority to conduct gaming operations), development and construction activities, leverage and debt service requirements (including sensitivity to fluctuation in interest rates), general economic conditions, changes in federal or state tax laws, action taken under applications for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and regulations) and the legalization of gaming in certain jurisdictions.

Item 2.  Properties

         Metropolis, Illinois: The Company leases its docking facilities in Metropolis, which cover 1,810 linear feet of riverfront, from the City of Metropolis pursuant to a 20-year lease with a 20-year renewal option at an annual rent of approximately $7,000. Under a separate 20 year lease with the City of Metropolis, the Company leases additional riverfront property immediately adjacent to its docking facilities for surface parking at an annual rate of $2,500. The Company also owns several parcels of land in Metropolis, some with buildings, aggregating approximately eight acres, and leases an additional two acres. The owned or leased area is used primarily for free customer parking or as office space. Some of the land is being held for development, and some of the current parking area may be developed, in which event the Company believes suitable replacement parking space could be obtained.

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

         Lake Charles, Louisiana: On August 16, 1995, the Company entered into an agreement (the "Beeber Agreement") with The Beeber Corporation ("Beeber") to purchase Players Hotel and approximately 15 acres of real estate comprising the landside facility for the Players III Riverboat and the Lake Charles Star Riverboat (collectively, the "Property"). Under this arrangement, the Company agreed to pay a total purchase price of $6.7 million for the Property. At closing, the $6.7 million purchase price was paid by the Company as follows: (i) by the Company becoming obligated to discharge a promissory note payable in January 1996 exclusively through delivery of 507,382 shares of Common Stock (i.e., $6.18 million in Common Stock at $12.17 per share value as set forth in the Beeber Agreement), (ii) by the Company paying $300,000 in satisfaction of the outstanding first mortgage on the Property and (iii) by the Company paying $200,000 into escrow to satisfy any applicable liens, adjustments and charges, with any remaining amounts payable to Beeber after satisfaction of such escrow items. On January 15, 1996, Beeber delivered notice to the Company of its desire to exercise Beeber's Put Right with respect to 200,000 shares of Common Stock (i.e., $2.44 million in Common Stock at the $12.17 per share value set forth in the Beeber Agreement). The Company delivered these funds to Beeber on or about April 10, 1996. In January of 1996, Players and Beeber determined to delay the payment of the balance of Beeber's Common Stock (i.e., 307,382 shares) pending the resolution of certain issues. Currently, the parties contemplate the issuance of the remaining 307,382 shares of Common Stock in January 1997. As additional consideration, the Company is required to continue making certain payments to Beeber and a third party, which payments are related to a lease agreement dated May 19, 1993 between the Company and Beeber, as amended (the "Lake Charles Lease"). Under this arrangement, the Company and such parties have entered into an agreement, dated July 27, 1995, whereby the Company is obligated to pay a total of $2.95 for each passenger who patronizes the Company's Lake Charles riverboats, subject to certain conditions.

         The Company has entered into a long-term lease with the State of Louisiana in order to obtain whatever rights the State of Louisiana may have in a strip of lakefront land adjacent to and abutting the Property, which was previously under water, and may be subject, under certain circumstances, to a claim of ownership by the State of Louisiana by virtue of certain riparian claims (the "Lakefront Strip"). The Company has entered into another long-term lease with the State of Louisiana for certain waterbottoms (i.e., riparian rights) adjoining the Lakefront Strip and underlying the Island.

         Mesquite, Nevada: The Company owns the 45 acre parcel of real property that currently constitutes the Players Island Resort. The property was purchased in June of 1994 from Gem Mesquite, Ltd. ("Gem Mesquite"), at which time the Company also acquired from Gem Gaming, Inc. ("Gem Gaming") an affiliate of Gem Mesquite, an option to purchase all or part of an adjacent 90 acre parcel (the "90 Acre Mesquite Option").

         In June 1995, the Company acquired an additional 17 acres of adjoining property under the terms of the 90 Acre Mesquite Option (the "17 acre Parcel") at which time (i) the option for the remaining 73 acres of the subject property (the "73 Acre Parcel") was terminated, (ii) the 73 Acre Parcel was subjected to a ten (10) year restriction against casino development or use and (iii) rights were granted to the owner of the 73 Acre Parcel to, under certain circumstances,
(A) participate (for up to a 40% equity interest) in a joint venture with the Company or its affiliates, in any development of the 17 Acre Parcel by the Company or its affiliates, (B) acquire the 17 Acre Parcel for an amount equal to the Company's original purchase price, plus interest on such price at a rate of 8% per annum, if the Company, or its affiliates, fails to commence the development of such property within five (5) years of the date of purchase (in which the 17 Acre Parcel would be subject to a five (5) year restriction against casino-related development or use), and (C) so long as the Company has not yet commenced development of the 17 Acre Parcel, to require the Company to contribute the 17 Acre Parcel and participate as a joint venture party in the development of the entire 90 acre property by the owner of the 73 Acre Parcel, subject to the Company's reasonable consent, and with percentage interests based on fair market valuation of the relative contributions to the joint venture.

         The Company has also leased additional land adjacent to the Players Island Resort, together with irrigation water rights for such land, on which the Company is developing an 18-hole golf course, upon which the landlord has retained rights to develop a golf community housing development. The lease of the golf course property and related irrigation rights provides for a term of 99 years at a starting annual rent of $216,000, subject to increase every five years based on the consumer price index.

         Maryland Heights, Missouri: On November 2, 1995, the Company finalized its agreement with Harrah's to form a joint venture and co-develop the Maryland Heights Complex on approximately a 215 acre site in Maryland Heights, Missouri. An affiliate of Harrah's owns the property underlying the Maryland Heights Complex. Each of the Company and Harrah's have an eighty (80) year lease with the Harrah's affiliate for the property underlying their respective casinos. The leases for the Company and Harrah's are substantially identical, except that the Company pays rent and Harrah's does not. The Company's rent consists of a percentage rent equal to the following specified percentages multiplied by the relevant specified incremental levels of annual net gaming revenues earned at the Company's Maryland Heights Complex: 2% times annual net gaming revenue between zero and $50 million, 3% times annual net gaming revenue between $50 million and $100 million, and 4% times annual net gaming revenue in excess of $100 million.

         Pursuant to a separate Management Agreement, a Harrah's affiliate will manage the Entertainment Facility, which includes the entire Maryland Heights Complex except for the Company's and Harrah's casinos and the specialty restaurants. The Management Agreement has a basic term that expires on December 31, 2005, with fourteen five (5) year renewal options. The Management Agreement provides for the following fees: a Base Management Fee equal to 3% of the Hotel Revenues; an Incentive Management Fee which is the greater of 1% of the Hotel Revenues, or 50% of operating cost savings; an Accounting Fee of $130,000 per year, increased each year by the amount the consumer price index ("CPI") increases; and a Reservation Fee of $2.50 per guest room reservation at the hotel made through the telephone reservation system of an affiliate of Harrah's, which fee is increased each year by the amount the CPI increases, but not more than the prevailing charge to other participating Harrah's affiliated hotels.

         Bluegrass Downs, Kentucky: In November 1993, the Company acquired Bluegrass Downs racetrack (currently known as Players Bluegrass Downs), located in Paducah, Kentucky, in anticipation that the Kentucky legislature would enact legislation to authorize casino-type gaming, such as slot machines and table games, at licensed racetracks. If any legislation is adopted permitting additional forms of gaming at racetracks, the Company currently plans to develop its track into a facility that would offer all permitted forms of gaming. There can be no assurance that such legislation will be adopted. The racetrack is approximately ten miles from the Company's Metropolis docking site. The next closest Kentucky racetrack to Metropolis is Ellis Park, which is approximately 100 miles from each of Paducah and Metropolis. Bluegrass Downs is on a 70 acre tract that includes a 5/8 mile oval racetrack, an enclosed 17,000 square foot clubhouse housing dining and wagering facilities, administrative areas, barns and related buildings that can accommodate 725 horses, and a parking area for more than 1,400 cars.

License with Merv Griffin and The Griffin Group

         The Company is a party to a license (the "Griffin License") with The Griffin Group, which is a company controlled by Mr. Merv Griffin, a major stockholder of the Company, under which Mr. Griffin acts as the public representative for all of the Company's riverboat and dockside casinos. In addition, Mr. Griffin provides other services, principally of a promotional nature. This relationship with Mr. Griffin is designed to develop, on the Company's behalf, a high profile in new markets and access to national media. The Company features Mr. Griffin in print, radio and television advertisements. The Company's right to Mr. Griffin's services are exclusive in the riverboat and dockside casino industry, except that Mr. Griffin has the right to represent casinos of Griffin Gaming & Entertainment, Inc. a publicly traded company ("GG&E"). GG&E currently has only one land-based casino in Atlantic City, New Jersey, although GG&E is believed to be examining the possibility of developing riverboat and other land-based casinos at one or more locations. In consideration of Mr. Griffin's services under the Griffin License, the Company, in 1992, issued to The Griffin Group a warrant to purchase 2.1 million shares of Common Stock an exercise price of $2.67 per share (on a split-adjusted basis). The warrant currently is outstanding and has not been exercised. In addition, the Griffin License requires the Company to pay annual fees to The Griffin Group for each riverboat casino complex equal to the greater of (i) $50,000 or (ii) an amount based upon a percentage of the respective casino's earnings per fiscal year before depreciation, interest and taxes ("EBDIT") for the year.

         The Griffin License has an initial four-year term expiring December 31, 1996; provided, however, the fee payable under clauses (i) or (ii) is not payable with respect to the Metropolis Complex and the Company's original riverboat at the Lake Charles Complex through December 31, 1996. The EBDIT fee payable to The Griffin Group is payable in the following cumulative amounts: to the extent that EBDIT per complex is $15 million or less, the payment is two-thirds of 1% of EBDIT (against which any minimum $50,000 payment for the particular riverboat will be credited); to the extent that EBDIT per complex is more than $15 million but not more than $30 million, the additional payment is 1% of EBDIT in excess of $15 million; and to the extent that EBDIT per complex is more than $30 million, the additional payments will be 1 1/2% of EBDIT in excess of $30 million. The Griffin Group also is entitled to reimbursement of certain expenses and indemnification against certain claims. Mr. Griffin will be entitled to additional compensation, as negotiated in good faith, if he hosts, produces or performs in any shows at a Company casino.

         Subsequent to the end of fiscal year 1996, the Company and The Griffin Group entered into an agreement to modify the Griffin License to reflect the extension of its terms to the Company's second riverboat casino in Lake Charles and its land-based casino in Mesquite effective as of the opening of each facility. The EBDIT fees that would have been payable with respect to these two additional facilities were replaced with one lump-sum payment for Mr. Griffin's services at these facilities through the period ending December 31, 1996. The parties will mutually determine prior to that date whether, and if so, on what terms, the Griffin License will be extended beyond December 31, 1996.

         The Company and Griffin Entertainment, Inc., an affiliate of The Griffin Group, entered into a contract, dated July 18, 1995 for the production of theater shows at the Players Island Resort. Under the contract which expired on March 7, 1996, the Company paid an aggregate of $396,000 to Griffin Entertainment, Inc.


Item 3.  Legal Proceedings

Transam, Ltd. d/b/a/ Two Bunch Palms Resort & Spa v. Players International, Inc., et al.

         On or about November 21, 1995, Transam, Ltd., a Delaware Corporation, d/b/a/ Two Bunch Palms Resort & Spa ("Two Bunch Palms") filed an action in the United States District Court, Central District of California, against the Company, a subsidiary of the Company, certain principals of the Company, and certain other defendants alleging various causes of action arising out of an agreement for services entered into by the Company with Gerald Greenbach and Creative Hospitality Management. Mr. Greenbach, at the time the Agreement was executed by the Company, was an executive of Two Bunch Palms. Mr. Greenbach both individually and through Creative Hospitality Management agreed to provide the Company with a variety of consulting services with respect to the operation and marketing of the Company's spa facilities at Players Island Resort in Mesquite, Nevada. Two Bunch Palms alleges that the Company and/or Mr. Greenbach and Creative Hospitality Management engaged in copyright infringement, trade dress infringement, unfair competition, false advertising, misappropriation of trade secrets, unfair competition as well as certain related allegations with respect to the services provided by Mr. Greenbach and Creative Hospitality Management to the Company. The Company has denied all of these allegations and intends to continue to defend this matter vigorously.

Poulos and Ahern Litigation

The Company, certain suppliers and distributors of video poker and electronic slot machines and over forty other casino operators have been named as defendants in a class action suit filed April 26, 1994 in the United States District Court, Middle District of Florida, by William Ahern and William H. Poulos. The plaintiffs allege common law fraud and deceit, mail fraud, wire fraud and Racketeer Influenced and Corrupt Organizations Act violations in the marketing and operation of video poker games and electronic slot machines. The suit seeks unspecified damages and recovery of attorney's fees and costs. On December 9, 1994, an Order was entered by the District Court in Florida transferring the consolidated action to the United States District Court for the District of Nevada. The defendants filed various motions seeking dismissal of the action. On April 17, 1996, the Court dismissed plaintiffs' Complaint without prejudice for failure to plead their claims with specificity and dismissed defendants' remaining substantive motions as moot. The Court permitted plaintiffs until May 31, 1996 to file an Amended Complaint, within which time an Amended Complaint was filed. Accordingly, the Company intends to refile its substantive motions for dismissal of the Amended Complaint. The Company believes that the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

Schreier v. Players International, Inc., et al.

         On or about October 27, 1995 the Company was served with a purported class action in the United States District Court for the District of Nevada which is essentially identical to the Poulos and Ahearn litigation, except for certain variations in the definition of the purported class. The Company has filed motions to dismiss the Complaint, which are substantively similar to those previously filed (LAMBDA) in the Poulos and Ahearn matter.

Hyland v. Players International, Inc., et al.

         This purported class action was filed on May 5, 1995 in the United States District Court, District of New Jersey seeking damages for violation of the Sherman Anti-Trust Act, the Federal Fair Credit Reporting Act and various State law causes of action arising out of an alleged conspiracy on the part of the casino industry to prohibit card counters from playing blackjack. The Complaint names 88 defendants consisting of virtually every casino operating in the North American continent. On October 25, 1995, the Company successfully obtained a voluntary dismissal without prejudice of the plaintiff's Complaint on the ground that the plaintiff had failed to name the proper corporate entities. On May 30, 1996, the Court granted defendants' motion to dismiss plaintiff's Complaint with prejudice. The time in which plaintiff may seek appellate review has not yet expired.


Item 4. Submission of Matters to a Vote of Stockholders; Directors and Executive Directors of the Company

         During the fourth quarter ended March 31, 1996, no matter was submitted to a vote of the Company's stockholders. The directors and executive officers of the Company are as follows:


                                                Director
       Name                       Age            Since                Present Position With the Company
       ----                       ---           --------              ---------------------------------
Edward Fishman                     53             1985         Chairman of the Board of Directors
David Fishman                      48             1985         Vice Chairman of the Board of Directors
Howard Goldberg                    51             1986         President, Chief Executive Officer and Director
Thomas E. Gallagher                51             1992         Director
Marshall S. Geller                 57             1989         Director
Lee Seidler                        61             1987         Director
Steven P. Perskie                  51             1994         Executive Vice President, General Counsel and Director
Peter J. Aranow                    50              --          Executive Vice President, Treasurer and Secretary
Henry M. Applegate                 49              --          Senior Vice President and Chief Financial Officer


         Edward Fishman has served as Chairman of the Board of the Company since 1985. Mr. Edward Fishman served as Chief Executive Officer from 1985 until December, 1995 and served as President during May 1993. His principal activities for the Company relate to marketing, long-range development and strategic planning. He has 18 years of marketing experience in the casino industry and he has served as a marketing and strategic planning consultant to casinos throughout the world.

         David Fishman has served as the Company's Vice Chairman of the Board since 1985 and he served as Secretary from 1985 until May 1993. His principal activities for the Company relate to overall supervision of the design and development of projects.

         Howard Goldberg became President and Chief Operating Officer of the Company in May 1993, and then became Chief Executive Officer in December 1995. Mr. Goldberg's duties relate principally to overall supervision of the day-to-day business and affairs of the Company as well as long range development and strategic planning. Prior to joining the Company, he was the managing shareholder practicing law in the Atlantic City, New Jersey law firm of Horn, Goldberg, Gorny, Daniels, Plackter, Weiss & Casiello ("Horn, Goldberg"), which is outside general counsel to the Company and has represented the Company since its inception. Since the advent of casino gaming in Atlantic City, Mr. Goldberg specialized in representing casinos in New Jersey and other jurisdictions for development and regulatory matters. Mr. Goldberg's name remains a part of the firm name of Horn, Goldberg, but he does not currently engage in any firm-related activities or matters. The amount of any payments due to him from the firm is not affected by or dependent upon fees paid by the Company to the firm.

         Thomas E. Gallagher has been President and Chief Executive Officer of The Griffin Group since April 1992. Since November 1, 1993, he has served as a director, and since May 1995, he has served as President and Chief Executive Officer of Griffin Gaming & Entertainment, Inc. (formerly Resorts International Inc.). For the preceding 15 years, he was a partner in the law firm of Gibson, Dunn & Crutcher.

         Marshall S. Geller is the Chairman, Chief Executive Officer and founding partner of Geller & Friend Capital Partners, Inc. a merchant banking investment company. He was formerly interim President and Chief Operating Officer of the Company and now serves as the Chairman of the Compensation Committee. From 1991 through 1995, Mr. Geller was the Senior Managing Partner and founder of Golenberg & Geller, Inc., a merchant banking investment company. Mr. Geller served as Vice Chairman of Gruntal & Co. Inc., an investment banking firm, from 1988 to 1990. From 1967 until 1988, he was a Senior Managing Director of Bear Stearns & Co. Inc., an investment banking firm ("Bear Stearns"). He was formerly the interim Co-Chairman of Hexcel Corporation and is still on the Board of Directors. Mr. Geller is a director of Value Vision International, Inc. and serves as Chairman of their Investment Committee. He also serves on the Boards of Ballantyne of Omaha, Inc., Syles-on-Video, Inc. and Dycam, Inc.

         Lee Seidler is a private investor. He is affiliated with Bear Stearns as Managing Director Emeritus. From 1981 to 1989, he was a Senior Managing Director of Bear Stearns. He is a director of Synthetic Industries, Inc., The Shubert Organization, Inc. and The Shubert Foundation.

         Steven P. Perskie joined the Company's Board of Directors and became a Vice President and its General Counsel in May 1994 and became Executive Vice President in March 1995. His responsibilities include the supervision of the Company's legal affairs and the development of opportunities for the Company in new and emerging gaming jurisdictions and strategic planning. From 1990 to May 1994, he served as Chairman of the New Jersey Casino Control Commission (the "NJCCC"). Prior to joining the NJCCC, he served from January to October 1990 as Chief of Staff to Governor Jim Florio of the State of New Jersey. For seven years prior to October 1989, he was a judge of the Superior Court in the State of New Jersey. He also served from 1971 through 1982 in the New Jersey Legislature, first as a member of the General Assembly and then as a member of the Senate. As a state legislator, he was the author and principal sponsor of the New Jersey Casino Control Act in 1977.

         Peter J. Aranow joined the Company as an Executive Vice President in May 1993, Secretary in May, 1993 and Treasurer in March, 1996. Mr. Aranow served as Chief Financial Officer from May 1993 until March 1996. From 1977 to May 1993, he was a Senior Managing Director in the investment banking department of Bear Stearns specializing in the gaming industry.

         Henry M. Applegate joined the Company as Senior Vice President and Chief Financial Officer in March 1996. Mr. Applegate previously served as Senior Vice President and Controller of Mirage Resorts, Inc. from September 1992 until January 1996. From January 1990 until August 1992, Mr. Applegate served as Senior Vice President and Chief Operating Officer of Bally's Casino Resort in Reno, Nevada.

         Edward and David Fishman are brothers. Howard Goldberg and Lee Seidler are brothers-in-law.

                                   PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters


         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "PLAY". The following table sets forth the high and low closing sale prices of the Company's Common Stock, as reported by the Nasdaq National Market, during the periods indicated.

                                                       High           Low
                                                       ----           ---
    Fiscal 1995

             First Quarter                            15-1/12         10
             Second Quarter                           16-1/6           9-7/12
             Third Quarter                            16-11/12        11-5/6
             Fourth Quarter                           18-11/12        12-1/6

    Fiscal 1996

             First Quarter                            22-2/3          18-1/4
             Second Quarter                           22-1/4          13-1/8
             Third Quarter                            14-3/8          10-3/4
             Fourth Quarter                           11-1/4           8-13/16

    Fiscal 1997

             First Quarter
               (through June 21, 1996)                12-1/8           9-1/8



         The last reported sales price of the Common Stock on the Nasdaq National Market on June 21, 1996 was 10-1/8 per share. There were approximately 525 holders of record of the Company's Common Stock as of June 21, 1996.

         On April 26, 1995, the Company declared a 3-for-2 Common Stock split, which was paid on May 19, 1995 to stockholders of record as of the close of business on May 8, 1995. The above information has been adjusted to reflect the 3-for-2 split.

         The Company has never declared or paid cash dividends on its Common Stock. Under the terms of the covenants of its Senior Notes and its Credit Line, the Company cannot pay cash dividends to the holders of its Common Stock. The Company presently intends to retain earnings to finance the operation and expansion of its business.

Item 6.  Selected Consolidated Financial Data

         Selected consolidated financial data for the years ended March 31, 1994, 1995 and 1996 is presented below.


                                                                    1994            1995            1996
                                                                    ----            ----            ----
                                                                    (in thousands, except per share data)
Operations Data:

      Total revenues                                               $107,082        $223,695        $291,395
      Income before cumulative effect of change in
        accounting principle                                       $ 17,452        $ 45,755        $ 22,320
      Cumulative effect of change in accounting principle          $  3,500        $   --          $   --
      Net income                                                   $ 20,952        $ 45,755        $ 22,320

Earnings per Common Share Assuming Full Dilution:

      Income before cumulative effect of change in
        accounting principle                                       $    .60        $   1.45        $    .70
      Cumulative effect of change in accounting principle          $    .12        $   --          $   --
      Net income                                                   $    .72        $   1.45        $    .70


Balance Sheet Data:

      Cash, cash equivalents and marketable securities, net        $ 77,546        $ 50,332        $ 23,247
      Total assets                                                 $138,565        $223,790        $413,432
      Long term debt, including current portion                    $  5,865        $  8,907        $153,000
      Total stockholders' equity                                   $115,844        $176,143        $193,627



Selected Quarterly Financial Information (Unaudited)

         Set forth below is selected financial information for the last eight fiscal quarters. In management's opinion, the results include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented when read in conjunction with the historical Consolidated Financial Statements and notes thereto contained elsewhere herein.

         Results of operations are somewhat seasonal in nature with relatively greater revenues and net income earned in the second and third quarters of each fiscal year as compared to the first and fourth quarters of each fiscal year. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.


                                            First        Second         Third        Fourth
                                           Quarter       Quarter       Quarter       Quarter       Total
                                           -------       -------       -------       -------       -----
                                                         (in thousands, except per share data)
Fiscal 1995

Net gaming revenues:
   Lake Charles, Louisiana                 $ 27,418      $ 35,262      $ 37,262      $ 36,143      $136,085
   Metropolis, Illinois                    $ 17,279      $ 19,827      $ 18,184      $ 19,567      $ 74,857
Total revenues                             $ 48,326      $ 58,858      $ 58,665      $ 57,846      $223,695

Adjusted EBITDA (1)                        $ 17,509      $ 22,829      $ 19,713      $ 20,529      $ 80,580
Income before other income (expenses)
    and provision for income taxes         $ 15,745      $ 20,907      $ 17,190      $ 16,707      $ 70,549
Net income                                 $ 10,441      $ 13,310      $ 11,575      $ 10,429      $ 45,755
Earnings per common and common
    equivalent share                       $    .34      $    .43      $    .37      $    .33      $   1.47
Earnings per common share-assuming
    full dilution                          $    .34      $    .42      $    .37      $    .32      $   1.45


Fiscal 1996

Net gaming revenues:
   Lake Charles, Louisiana                 $ 43,448      $ 44,869      $ 39,946      $ 42,414      $170,677
   Metropolis, Illinois                    $ 19,596      $ 23,367      $ 21,079      $ 18,149      $ 82,191
   Mesquite, Nevada                        $     66      $  5,507      $  5,369      $  5,928      $ 16,870
Total revenues                             $ 65,612      $ 80,296      $ 72,726      $ 72,761      $291,395

Adjusted EBITDA (1)                        $ 17,582      $ 19,461      $ 13,058      $ 11,005      $ 61,106
Income before other income (expenses)
    and provision for income taxes         $ 14,105      $ 13,681      $  8,153      $  7,932      $ 43,871
Net income                                 $  8,018      $  7,229      $  3,312      $  3,761      $ 22,320
Earnings per common and common
    equivalent share                       $    .25      $    .22      $    .10      $    .13      $    .70
Earnings per common share-assuming
    full dilution                          $    .25      $    .22      $    .10      $    .13      $    .70



(1) Represents earnings from continuing operations before interest income (expense), provisions for income taxes, depreciation and amortization, pre-opening expenses and other income. Adjusted EBITDA is not intended to represent cash flows for any of the quarterly periods, nor has it been presented as an alternative to income from continuing operations as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA-based information is presented solely as supplemental disclosure because EBITDA is frequently used to analyze companies on the basis of operating performance, leverage and liquidity.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

         The Company, a developer and operator of gaming facilities, owns and operates a riverboat casino in Metropolis, Illinois ("Metropolis") and two riverboat casinos in Lake Charles, Louisiana, ("Lake Charles") the Players Riverboat Casino and the Lake Charles Star Riverboat casino, which opened on April 27, 1995. Players Island Resort, a land based casino complex, ("Mesquite") opened on June 29, 1995, in Mesquite, Nevada. The Company, through a joint venture, is co-developing a riverboat casino entertainment complex in Maryland Heights, Missouri ("Maryland Heights"), which is targeted to open in early 1997. The Company also operates a thoroughbred racetrack ("Bluegrass Downs") in Paducah, Kentucky.


Results of Operations

         The following sets forth certain historical information on the consolidated operations of the Company for the years ended March 31, 1994, 1995 and 1996.



                             SELECTED OPERATING DATA
                      (in thousands, except per share data)



                                                               1994             1995             1996         Increase/(Decrease)
                                                            -----------      ----------       ----------  -------------------------
                                                                                                            95 vs. 94     96 vs. 95
                                                                                                          ------------- -----------
Revenues                                                    $  107,082       $  223,695       $  291,395      108.9%       30.3%
Income before other income (expense) and
   provision for income taxes                                   26,888           70,549           43,871      162.4%      (37.8%)
Income before cumulative change in accounting
   principle                                                    17,452           45,755           22,320      162.2%      (51.2%)
Net income                                                      20,952           45,755           22,320      118.4%      (51.2%)
Earnings per common share, assuming full dilution                  .72             1.45              .70      101.4%      (51.7%)
Operating margin                                                 25.1%            31.5%            15.1%        6.4 pts   (16.4) pts



         Revenues in fiscal 1994 were derived from the Company's Metropolis riverboat casino which opened in February 1993 and its first Lake Charles riverboat which opened in December 1993. Fiscal 1995 represents a complete year of operations for the Company's Metropolis riverboat casino and its Players Lake Charles riverboat casino. The continued growth in revenues for fiscal 1996 reflects the opening of a second riverboat casino in Lake Charles in April 1995 and of the Company's land based casino facility in Mesquite, Nevada in June 1995. Net income, earnings per share and operating margins increased from fiscal 1994 to fiscal 1995 reflecting a full year of operations for the Lake Charles facility and limited competition in the Metropolis and Lake Charles markets. Fiscal 1996 saw a decrease in net income, earnings per share and operating margins as the Company experienced increased competition from other casino facilities in the Metropolis and Lake Charles markets along with operating losses at its Mesquite facility due to insufficient growth in gaming revenues in its initial nine months of operation. Operating results were further impacted by higher depreciation and amortization expense associated with the Company's capital expenditures in Mesquite and Lake Charles and increased interest expense related to the issuance of $150 million of 10-7/8% Senior Notes in April 1995.

         The following tables summarize operating results at each of the Company's casino facilities. Operating income, as used herein, is defined as income before pre-opening expenses, other income (expenses) and provision for income taxes.

Metropolis
(in thousands, except for win data)

                                                                                   Year Ended March 31,
                                                            -----------------------------------------------------------------------
                                                               1994             1995             1996         Increase/(Decrease)
                                                            -----------      ----------       ----------  -------------------------
                                                                                                            95 vs. 94    96 vs. 95
                                                                                                          ------------- -----------

Casino revenues                                                $65,136         $74,857         $82,191         14.9%      9.8%
Total revenues                                                  71,417          79,102          85,902         10.8%      8.6%
Operating income                                                25,795          29,260          29,139         13.4%      (.4%)
Operating margin                                                  36.1%           37.0%           33.9%          .9 pts  (3.1) pts
Average daily win/slot machine                                 $   182         $   203         $   206         11.5%      1.5%
Average daily win/table game                                   $ 1,674         $ 1,749         $ 1,588          4.5%     (9.2)%


         Casino revenues and total revenues increased in fiscal 1996 as compared to fiscal 1995 reflecting the continued success of the facility's marketing programs and replacement of the Players I riverboat with the larger Players II riverboat, which was moved from Lake Charles in November 1995. The property's operating margin for fiscal 1996 decreased compared to fiscal 1995 primarily because of increased expenditures for advertising, marketing and promotions as a result of programs implemented to offset competition from a riverboat casino which opened in Evansville, Indiana in December 1995.

         Casino revenues and total revenues increased in fiscal 1995 as compared to fiscal 1994 as a result of the property's marketing programs. For fiscal 1995, the property's higher operating margin resulted from the increase in casino revenues along with improved food and beverage margins.

         As a result of competition from other riverboat casinos, the Company expects Metropolis gaming revenue for fiscal 1997 to approximate fiscal 1996 gaming revenue.

Lake Charles
(in thousands, except for win data)




                                                                                  Year Ended March 31,
                                                            -----------------------------------------------------------------------
                                                               1994             1995             1996         Increase/(Decrease)
                                                            -----------      ----------       ----------  -------------------------
                                                                                                            95 vs. 94    96 vs. 95
                                                                                                          ------------- -----------
Casino revenues                                             $  30,737       $ 136,085      $  170,678        342.7%        25.4%
Total revenues                                                 34,981         143,039         176,061        308.9%        23.1%
Operating income                                               13,521          59,395          49,097        339.3%       (17.3%)
Operating margin                                                 38.7%           41.5%           27.9%        2.8 pts     (13.6) pts
Average daily win/slot machine                              $     194       $     276      $      200         42.3%       (27.5%)
Average daily win/table game                                $   2,458       $   2,475      $    1,517           .7%       (38.7%)


         Casino revenues and total revenues increased in fiscal 1996 as compared to fiscal 1995 primarily due to the opening of a second riverboat, the Players Star Casino in April 1995 and the October 1995 replacement of the Players II riverboat with the larger Players III riverboat. The property's operating margin declined in fiscal 1996 as compared to fiscal 1995, reflecting a significant decline in admissions and parking revenues and increased spending for promotional allowances, advertising and marketing programs implemented to maintain gaming revenues in the face of a significant increase in competition created by the opening in July 1995 of a competing riverboat in Lake Charles, a significant expansion of the Coushatta Indian casino in Kinder, Louisiana, as well as increased depreciation and amortization expense associated with the Company's $150 million expansion program (see Capital Expenditures and New Developments). In addition, effective August 1995, the Lake Charles property was subject to a $.50 per passenger increase in the tax it pays to local governments for each passenger on its riverboats.

         Lake Charles casino revenues and total revenues increased in fiscal 1995 as compared to fiscal 1994, reflecting a full year of operations in fiscal 1995 as compared to four months of operations in fiscal 1994.

         With the competitive environment in the Lake Charles market and the lack of additional casino openings by the Company in fiscal 1997, casino revenues are not expected to increase at the same rate as in the previous fiscal year.

Mesquite

         The Company opened its first land-based casino hotel in Mesquite, Nevada on June 29, 1995. Casino revenues and total revenues were $16.9 million and $27.9 million, respectively, for the facility's nine months of operations in fiscal 1996. Depreciation expense of $2.5 million and lower than anticipated gaming revenue during the property's initial operating period resulted in an operating loss of $6.9 million for fiscal 1996.


Bluegrass Downs

         The Company acquired the thoroughbred racetrack in November 1993 and continues to hold live racing meets each Fall and offers year round simulcasted thoroughbred horse racing events. The operating results of the facility are immaterial to the Company's overall operations. During fiscal 1996, the Company recorded a $1,500,000 write-down of goodwill associated with the racetrack .


Other

         The following table summarizes non-operating (income)/expenses for the
Company:


                                                                        Year Ended March 31,
                                                              ------------------------------------
                                                              1994            1995            1996
                                                              ----            ----            ----
                                                                          (in thousands)
Corporate administrative expenses                           $  2,675        $  7,276        $ 10,387
Pre-opening and gaming development costs                       7,026           9,117          13,787
Option and stock option expense                                2,868            --              --
Interest income                                               (1,623)         (3,340)         (5,850)
Other income, net of expenses                                    (83)           (275)         (1,587)
Interest expense, net of capitalized interest                    887             694          14,718
Effective tax rate                                                37%             38%             39%
Cumulative effective of change in accounting principle         3,500            --              --

         Corporate administrative expenses increased 42.8% in fiscal 1996 from fiscal 1995 levels reflecting increased staff, travel associated with the operation of three facilities as compared to two facilities in the prior fiscal year and expenses associated with moving the Company's executive offices to Atlantic City, New Jersey. Fiscal 1995 corporate administrative expenses increased by 172% over fiscal 1994 due to the operation of two facilities in fiscal 1995 as compared to one facility for the majority of fiscal 1994.

         Pre-opening and gaming development costs increased 51.2% for fiscal 1996 as compared to fiscal 1995 levels. The increase in fiscal 1996 related primarily to pre-opening costs associated with Mesquite, the opening of the Lake Charles Star Riverboat and the Company's Maryland Heights project. Development costs for fiscal 1996 amounted to $5.5 million as compared to $6.1 million for fiscal 1995, reflecting a decrease in development activity in new jurisdictions. Pre-opening and gaming development costs for fiscal 1995 increased 29.8% over fiscal 1994. Development costs of $6.1 million in fiscal 1995 as compared to $2.8 million for fiscal 1994 accounted for the majority of the increase, reflecting primarily the Company's pursuit of gaming opportunities in Evansville, Indiana and Maryland Heights, Missouri in fiscal 1995.

         The Company anticipates pre-opening and gaming development costs to decrease significantly in fiscal 1997 as compared to fiscal 1996, reflecting the opening of only one property and the aforementioned decrease in development activity in new jurisdictions.


         Interest income for fiscal 1996 increased by 75.1% when compared to fiscal 1995. The increase resulted primarily from the investment of the proceeds from the $150 million, 10-7/8% Senior Notes issued in April 1995 in investment grade debt securities. Interest income for fiscal 1995 increased by 105.8% when compared to fiscal 1994 reflecting higher average investable balances during fiscal 1995.

         For fiscal 1996, Other income, net of expenses, increased significantly over the prior fiscal year primarily due to the reversal of a $2 million accrued liability related to previously discontinued operations.

         Interest expense, net of amounts capitalized, increased to $14.7 million in fiscal 1996 as compared to $694,000 for fiscal 1995 due to the issuance of $150 million, 10-7/8% Senior Notes in April 1995, and imputed interest of $1.7 million associated with the acquisition of the Players Hotel in Lake Charles, Louisiana, in August 1995. Interest expense in fiscal 1995 and 1994 was created by borrowings secured by the Company's Players I riverboat in Metropolis, Illinois and a $3.2 million note that was issued as part of the consideration for the acquisition of land in Mesquite, Nevada.

         The effective tax rates for all fiscal years are higher than the federal statutory rate due to state income taxes. The increase in the effective tax rate for fiscal 1996 as compared to fiscal 1995 and fiscal 1995 as compared to fiscal 1994 primarily reflects a decision to reduce the amount of tax exempt securities in the marketable securities portfolio and the resulting decline in tax exempt income during each period.

         Operating results for fiscal 1994 reflect a net cumulative increase in income of $3.5 million resulting from a change in accounting principle as required by FASB No. 109, Accounting for Income Taxes.

Cash Flow and Capital Resources

         Net cash provided by operating activities was $11.9 million in fiscal 1996. This compares to $52.1 million in fiscal 1995 and $23.9 million in fiscal 1994. Net cash provided by operating activities was negatively impacted in fiscal 1996 by reductions in accrued liabilities and increases in other assets, primarily due to the costs associated with the issuance of the Senior Notes in April 1995 and arranging the $120 million bank credit facility, along with the decline in net income. The Company's balance of cash, cash equivalents and marketable investment grade debt securities was $23.2 million on March 31, 1996, as compared to $50.3 million on March 31, 1995.

         The Company's cash flow from investing activities resulted in net cash used of $155.1 million in fiscal 1996. This compares to $50 million in fiscal 1995 and $99.1 million in fiscal 1994. Net cash used in investing activities for fiscal 1996 reflects primarily the net investment by the Company in Mesquite and Lake Charles along with the cash investment in the Maryland Heights joint venture.

         The Company's cash flow from financing activities resulted in net cash provided by financing activities of $138.1 million in fiscal 1996. This compares to $7.8 million in fiscal 1995 and $80.4 million in fiscal 1994. The net cash provided by financing activities for fiscal 1996 includes the proceeds from the issuance of $150 million in Senior Notes offset by the repayment of $8.9 million in long term debt and the repurchase of $7.3 million of the Company's common stock in the open market.


Capital Expenditures and New Developments

         The Company continues to review opportunities for the development or acquisition of additional gaming and entertainment facilities which could require significant amounts of capital. In addition to development or acquisition projects, the Company is committed to maintaining and enhancing its existing casino and entertainment facilities. Based on projects currently under development, the Company estimates that expenditures for completion of additional facilities or enhancements to current facilities could require up to $109.7 million over the next twelve months, substantially all of which is related to Maryland Heights. The Company expects to fund these expenditures with
(i) cash and marketable securities, (ii) cash flow from operations, and (iii) drawings available under its $120 million bank credit agreement.

Maryland Heights: On November 2, 1995, the Company finalized its agreement with Harrah's Entertainment, Inc. ("Harrah's") to jointly develop a $286 million riverboat casino entertainment complex in Maryland Heights, Missouri, a suburb of St. Louis. The Company's portion of the project budget, excluding capitalized interest, is expected to be $143 million, of which $42.9 million had been invested through March 31, 1996. In connection with the formation of the joint venture, Players contributed certain assets from its original Maryland Heights project and $35 million in cash. The riverboat casino entertainment complex will contain a total of 120,000 square feet of gaming space and is anticipated to open in early 1997, subject to receipt of all regulatory approvals. The Company and Harrah's will each own and operate two separate 30,000 square foot riverboat casinos and will share in the development of a 380,000 square foot entertainment and hotel facility.

Lake Charles: The Company in January 1995 initiated a $150 million expansion in Lake Charles, which included expenditures for the acquisition of the Players Hotel and surrounding property, (see footnote 6 to the Company's financial statements), the Players III Riverboat, including improvements and gaming equipment (net of book value for the Players II Riverboat which was moved to Metropolis in November 1995), an on-site, multi-story parking garage and a 60,000 square foot entertainment barge, which opened in late February 1996. The addition of the entertainment barge provided three new restaurants, an entertainment sports lounge, an expanded gift shop and ticketing facilities.

Mesquite: In June 1995, the Company opened its first land-based casino entertainment facility in Mesquite, Nevada. The project's initial phase, which includes a 40,000 square foot casino, a 500 room hotel with a health spa and swimming pool with waterfalls, lighted tennis courts, in addition to the usual casino/resort amenities, was developed at a cost of $74.2 million, of which $28 million was spent during fiscal 1996. The Company has leased additional land near the Mesquite facility on which it is developing an 18-hole championship golf course. It is anticipated that the golf course project will be completed during the Fall of 1996 at a cost of $11.2 million of which $4.9 million was spent in fiscal 1996.

         The Company's capital expenditures totaled $34 million, $91.3 million and $173.6 million for the fiscal years 1994, 1995 and 1996, respectively. Capital expenditures for fiscal 1996 included $32.5 million primarily to complete construction of Mesquite, $126.5 million for the Lake Charles expansion and $14.6 million for improvements to other Company facilities.


Long-term Debt

         In April 1995, the Company issued $150 million aggregate principal amount of 10-7/8% Senior Notes due April 15, 2005. Semi-annual interest payments, commenced on October 15, 1995. Proceeds from the issuance were used to fund the aforementioned development and expansion projects.

         In August 1995, the Company entered into an agreement for a $120 million line of credit with a group of commercial banks, renewable annually, at the lender's option, for a six year period. As of March 31, 1996, the Company has $55 million in borrowing capacity with $3 million in borrowings outstanding under the credit agreement . The Company is in the process of concluding an amendment to the credit agreement to increase certain covenant ratios to permit full funding of Maryland Heights construction. There are no required repayments of principal under the credit agreement during fiscal 1997. The credit agreement is secured by substantially all of the real and personal property of the Company and its subsidiaries. Interest on borrowings outstanding under the credit agreement is payable, at the Company's option, at either the London Inter-Bank Offering Rate ("LIBOR") or at the prime rate, plus in each case an applicable margin which varies according to a formula based on the Company's financial ratios.

     The credit agreement contains certain financial covenants requiring the Company to maintain a specified tangible net worth and to meet certain financial ratios. The credit agreement also contains covenants that restrict the ability of the Company to, among other things, incur additional debt, make significant capital expenditures, commit funds to new business ventures, pay dividends or repurchase shares.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements and supplementary data are as set forth in the Index to Consolidated Financial Statements on page 37.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     The Company changed its independent public accountants, from Arthur Andersen LLP to Ernst & Young LLP after the completion of Arthur Andersen LLP's audit of the financial statements of the Company for the year ended March 31, 1994. The change in accountant was approved by the Company's Board of Directors. For the most recent two years in which Arthur Andersen LLP audited the Company's consolidated financial statements, those financial statements contained no adverse opinion or disclaimer of opinion, modification, or qualification. There were no disagreements between the Company and Arthur Andersen LLP in the most recent two years in which Arthur Andersen LLP audited the Company's consolidated financial statements. The consolidated financial statements of Players International, Inc. at March 31, 1995 and 1996 and for the years then ended have been audited by Ernst & Young LLP.


                                    PART III

     Except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I, Item 4 hereof, Items 10, 11, 12 and 13 will be incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders or by reference to Form 10-K/A, which in either case will be filed not later than 120 days after the end of the Company's fiscal year, in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   (1) and (2) Index to Financial Statements
                                                                           PAGE
                                                                           ----
     REPORTS OF INDEPENDENT AUDITORS                                        38

     CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1995 AND 1996                 40

     FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MARCH 31, 1996:

         CONSOLIDATED STATEMENTS OF OPERATIONS                              41

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                    42

         CONSOLIDATED STATEMENTS OF CASH FLOWS                              43

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         45

All other schedules have been omitted because they are not applicable or not required or the required information is included in the Consolidated Financial Statements or Notes thereto.




    Exhibit
    Number                                Description
    -------                               -----------
    3.1(1)       Articles of Incorporation, as amended, of Players
                 International, Inc. (the "Company").
    3.2(2)       By-laws of the Company, as amended.
    4.1(1)       Indenture among certain subsidiaries of the Company and First
                 Fidelity Bank, National Association, as Trustee, including form of Note (the "Senior Note Indenture").
    4.2(1)       Form of First Supplemental Indenture to the Senior Note
                 Indenture.
    4.3(1)       Form of Second Supplemental Indenture to the Senior Note
                 Indenture.
    4.4          Form of Third Supplemental Indenture to the Senior Note
                 Indenture.
    10.1(3)      The Company's 1985 Incentive Stock Option Plan.
    10.2(4)      Amendment No. 1 to the Company's 1985 Incentive Stock Option
                 Plan.
    10.3(5)      The Company's 1990 Incentive Stock Option and Non-Qualified
                 Stock Option Plan, as amended.
    10.4(2)      The Company's 1993 Stock Incentive Plan.
    10.5(2)      Form of Registration Rights Agreement dated as of June 23, 1992 by and among the Company, Southern Illinois Riverboat/Casino
                 Cruises, Inc., and the purchasers named therein.

    10.6(2) Agreement dated February 12, 1993 by and between Jebaco, Inc. and the Company with respect to the assignment of an option agreement relating to the Downtowner Hotel (now known as the Players Hotel).
    10.7(2) Option Agreement dated December 24, 1991 by and among The Beeber Corporation and Elisabeth S. Woodward and Jebaco, Inc. with respect to the Downtowner Hotel (now known as the Players Hotel).
    10.8(2) Amendment to Option Agreement dated March 9, 1993 by and among The Beeber Corporation and Elisabeth S. Woodward and Players Lake Charles, Inc., a subsidiary of the Company, with respect to the Downtowner Hotel (now known as the Players Hotel).
   10.9(2) License and Services Agreement dated December 8, 1992 by and among The Griffin Group, Inc., the Company and Southern Illinois Riverboat/Casino Cruises, Inc., as amended.
   10.10(2) Joint Venture Agreement dated May 1993 between Amerihost and a subsidiary of the Company with respect to a hotel in Metropolis, Illinois adjacent to the Company's Metropolis riverboat.
   10.11(6) Lease dated March 19, 1993 by and among the Beeber Corporation and Players Lake Charles, Inc., a subsidiary of the Company.
   10.12(7)      Agreement of Purchase and Sale dated June 16, 1994, between
                 Gem Mesquite, Ltd. and Players Nevada, Inc., a subsidiary of the Company (including form of letter Agreement from the Company to Gem Mesquite, Ltd. relating to registration rights).
   10.13(7) Transfer of Data Agreement dated June 16, 1994, between Gem Gaming, Inc. and Players Nevada, Inc. (including form of Promissory Note).
   10.14(7) Development Consulting Agreement dated June 16, 1994, between Gem Gaming, Inc. and Players Nevada, Inc. (including form of 1994 Series G Warrant).
   10.15(7) Option Transfer Agreement dated June 16, 1994, between Gem Gaming, Inc., Gem Mesquite, Ltd. and Players Nevada, Inc.
   10.16(8) The Company's 1994 Directors Stock Incentive Plan, as adopted April 14, 1994, and as amended July 14, 1994.
   10.17(9) Agreement for Sale of Partnership Interests among the Company and certain of its subsidiaries and Showboat, Inc. and certain of its subsidiaries.
   10.18(1) Asset Purchase Agreement dated August 16, 1995 among the Company, Players Lake Charles, Inc. and the Beeber Corporation.

   10.19(1) Form of Credit Agreement ("Credit Agreement") among the Company, First Interstate Bank of Nevada, N.A., Bankers Trust Company, BT Securities Corporation, and certain other Lenders party thereto.
   10.20(1) Form of Revolving Promissory Notes made by the Company in favor of the Lenders party to the Credit Agreement.
   10.21(1) Form of Swing Line Promissory Note made by the Company in favor of First Interstate Bank of Nevada, N.A.
   10.22(1) Form of Guaranty made by Players Lake Charles, Inc., Players Nevada, Inc., Southern Illinois Riverboat/Casino Cruises, Inc., Players Bluegrass Downs, Inc., Players Riverboat Management, Inc., Players Riverboat, Inc., Players Mesquite Golf Club, Inc., Players Indiana, Inc., Players Riverboat, LLC, Players Mesquite Land, Inc., Players Maryland Heights, Inc., River Bottom Inc. and Showboat Star Partnership in favor of First Interstate Bank of Nevada, N.A.
   10.23(1) Form of Company Pledge Agreement between the Company and First Interstate Bank of Nevada, N.A.
   10.24(1) Form of Company Pledge Agreement (Nevada) between the Company and First Interstate Bank of Nevada, N.A.
   10.25(1) Form of First Amendment to Company Pledge Agreement (Nevada) between the Company and First Interstate Bank of Nevada, N.A.
   10.26(1) Form of LLC Membership Interest Security Agreement between the Company and First Interstate Bank of Nevada, N.A.
   10.27(1) Form of Company Security Agreement between the Company and First Interstate Bank of Nevada, N.A.
   10.28(1) Form of Subsidiary Security Agreement (Nevada) among Players Nevada, Inc., Players Mesquite Golf Club, Inc., Players Mesquite Land, Inc. and First Interstate Bank of Nevada, N.A.
   10.29(1) Form of Subsidiary Security Agreement (Louisiana) among Players Lake Charles, Inc., Showboat Star Partnership, Players Riverboat LLC and First Interstate Bank of Nevada, N.A.
   10.30(1) Form of Subsidiary Security Agreement (Illinois) between Southern Illinois Riverboat/Casino Cruises, Inc. and First Interstate Bank of Nevada, N.A.
   10.31(1) Form of Partnership Interest Security Agreement between Players Riverboat Management, Inc. and First Interstate Bank of Nevada, N.A.
   10.32(1) Form of Collateral Account Agreement between the Company and First Interstate Bank of Nevada, N.A.

   10.33(1)      Form of Nevada Deed of Trust, Fixture Filing and Security
                 Agreement with Assignment of Rents relating to the Credit
                 Agreement.
   10.34(1)      Form of Louisiana Act of Mortgage, Fixture Filing and Security
                 Agreement between Players Lake Charles, Inc. and First
                 Interstate Bank of Nevada, N.A.
   10.35(1)      Form of Illinois Mortgage Fixture Filing and Security Agreement
                 with Assignment of Rents relating to the Credit Agreement.
   10.36(1)      Form of First Preferred Ship Mortgage made by Showboat Star
                 Partnership (an entity owned, directly or indirectly, by the
                 Company and its subsidiaries) to First Interstate Bank of
                 Nevada, N.A.
   10.37(1)      Form of Environmental Indemnity made by the Company to First
                 Interstate Bank of Nevada, N.A.
   10.38(1)      Form of Master Vessel and Collateral Trust Agreement between
                 First Interstate Bank of Nevada, N.A. as Administrative Agent
                 and First Interstate Bank of Nevada, N.A. as Trustee and
                 acknowledged and accepted by the Company.
   10.39(10)     Partnership Agreement dated November 2, 1995, by and between
                 Harrah's Maryland Heights Corporation and Players MH, L.P.
   10.40(10)     Guaranty of Players International, Inc. dated November 2, 1995.
   10.41(10)     Management Agreement dated November 2, 1995 by and between
                 Riverside Joint Venture and Harrah's Maryland Heights Operating
                 Company.
   10.42(10)     License Agreement dated November 2, 1995 by and among Players
                 International, Inc., Riverside Joint Venture and Harrah's
                 Maryland Heights Operating Company.
   10.43(10)     Ground Lease dated November 3, 1995 by and between Harrah's
                 Maryland Heights LLC and Riverside Joint Venture.
   10.44(10)     Lease Agreement dated as of November 3, 1995 by and between
                 Riverside Joint Venture and Players MH, L.P.
   10.45(10)     Parent Guaranty of Players International, Inc. dated November
                 3, 1995.
   10.46(10)     Right of First Refusal to Purchase dated November 3, 1995 by and between Harrah's Maryland Heights LLC and Players MH, L.P.
   10.47(10)     Option Agreement dated November 3, 1995 by and between
                 Riverside Joint Venture and Harrah's Maryland Heights, L.L.C.
   10.48(10)     Development of Agreement (Earth City Expressway Extension) by
                 and between the City of Maryland Heights and Riverside Joint
                 Venture.
   10.49         Form of Agreement between the Company and Lake Charles
                 Construction Corporation dated November 15, 1995 for the
                 Players Island-Entertainment Barge.

   10.50         Agreement between the Company and Lake Charles Construction
                 Corporation dated February 16, 1996 for the Players
                 Island-Entertainment Barge.
   21            Subsidiaries of Players International, Inc.
   27            Financial Data Schedule

- - ------------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 33-60085, and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-3, File No. 33-61026, and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Registration Statement on Form 10 filed on August 13, 1986, File No. 0-14897, as amended on Form 8 filed October 17, 1987, and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988 and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991 and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Registration Statement on Form S-3, as amended by Form S-3, File No. 33-75006, and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Current Report on Form 8-K filed on June 24, 1994, and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Registration Statement on Form S-3 filed on July 24, 1994, and incorporated herein by reference.
(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.
(10) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Players International, Inc.

Date:    June 27, 1996                      By   /s/ Edward Fishman
                                                 ------------------
                                                 Edward Fishman
                                                 Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below. This annual report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.


Dated:   June 27, 1996                      /s/ Edward Fishman
                                            -----------------------------------
                                            Edward Fishman
                                            Chairman of the Board

Dated:   June 27, 1996                      /s/ David Fishman
                                            -----------------------------------
                                            David Fishman
                                            Director

Dated:   June 27, 1996                      /s/ Howard Goldberg
                                            -----------------------------------
                                            Howard Goldberg
                                            President and Director
                                            (Principal Executive Officer)

Dated:   June 27, 1996                      /s/ Henry M. Applegate
                                            -----------------------------------
                                            Henry M. Applegate
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

Dated:   June 27, 1996                      /s/ Steven P. Perskie
                                            -----------------------------------
                                            Steven P. Perskie
                                            Director

Dated:   June 27, 1996                      /s/ Stephen K. Radusch
                                            -----------------------------------
                                            Stephen K. Radusch
                                            Controller
                                            (Principal Accounting Officer)

Dated:   June 27, 1996                      /s/ Lee Seidler
                                            -----------------------------------
                                            Lee Seidler
                                            Director

Dated:   June 27, 1996                      /s/ Marshall S. Geller
                                            -----------------------------------
                                            Marshall S. Geller
                                            Director

Dated:   June 27, 1996                      /s/ Thomas E. Gallagher
                                            -----------------------------------
                                            Thomas E. Gallagher
                                            Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page

Reports of Independent Auditors                                           38

Consolidated Balance Sheets as of March 31, 1995 and 1996                 40

Consolidated Statements of Operations for the Years Ended
         March 31, 1994, 1995 and 1996                                    41

Consolidated Statements of Stockholders' Equity for the
         Years Ended March 31, 1994, 1995 and 1996                        42

Consolidated Statements of Cash Flows for the Years Ended
         March 31, 1994, 1995 and 1996                                    43

Notes to Consolidated Financial Statements                                45



All other schedules have been omitted because they are not applicable or not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Players International, Inc.

We have audited the accompanying consolidated balance sheets of Players International, Inc. as of March 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Players International, Inc. at March 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                     ERNST & YOUNG LLP


Philadelphia, Pennsylvania
May 23, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board Of Directors of Players International, Inc.:

         We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of PLAYERS INTERNATIONAL, INC. (a Nevada corporation) and subsidiaries for the year ended March 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Players International, Inc. and subsidiaries for the year ended March 31, 1994, in conformity with generally accepted accounting principles.



                               ARTHUR ANDERSEN LLP

Las Vegas, Nevada
May 24, 1994

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except par value)

                                     ASSETS
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                            1995             1996
                                                                                            ----             ----
CURRENT ASSETS:
     Cash and cash equivalents                                                            $  23,886       $  18,786
     Marketable securities, net (Note 2)                                                     26,446           4,461
     Accounts  receivable,  net of allowance
      for doubtful  accounts of $130 at March 31,
      1995 and $118 at March 31, 1996                                                         1,351           4,541
     Notes receivable                                                                         1,279           3,062
     Inventories                                                                                863           2,719
     Deferred income tax (Note 5)                                                             2,345           2,970
     Prepaid expenses and other current assets                                                4,332           5,044
                                                                                          ---------       ---------
         Total current assets                                                                60,502          41,583
                                                                                          ---------       ---------
     PROPERTY AND EQUIPMENT, net of accumulated
       depreciation and amortization of $10,248
       at March 31, 1995 and $23,078 at
       March 31, 1996 (Note 4)                                                              118,105         279,916
                                                                                          ---------       ---------
DEFERRED INCOME TAX -- long-term (Note 5)                                                     3,063           4,897
                                                                                          ---------       ---------
INTANGIBLES, net of accumulated amortization of
     $317 at March 31, 1995 and $1.714
     at March 31, 1996 (Note 1)                                                              39,130          37,126
                                                                                          ---------       ---------
INVESTMENT IN JOINT VENTURE                                                                    --            39,474
                                                                                          ---------       ---------
OTHER ASSETS                                                                                  2,990          10,436
                                                                                          ---------       ---------
                                                                                          $ 223,790       $ 413,432
                                                                                          =========       =========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt (Note 7)                                           $   3,375       $    --
     Accounts payable                                                                         8,233           6,736
     Accrued liabilities (Note 3)                                                            27,030          32,432
     Other liabilities                                                                          669             537
                                                                                          ---------       ---------

         Total current liabilities                                                           39,307          39,705
                                                                                          ---------       ---------

OTHER LONG-TERM LIABILITIES (Note 6)                                                          2,808          27,100
                                                                                          ---------       ---------
LONG-TERM DEBT, net of current portion (Note 7)                                               5,532         153,000
                                                                                          ---------       ---------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, Authorized --
        10,000,000 shares, Issued -- none                                                      --              --
     Common stock, $.005 par value, Authorized --
        90,000,000 shares, Issued -- 29,672,400
        shares at March 31, 1995 and 29,859,580
        shares at March 31, 1996                                                                148             149
     Additional paid-in capital                                                             121,712         123,719
     Unrealized loss on marketable securities, net of tax                                      (451)             (1)
     Treasury stock, at cost; 672,100 shares at March 31, 1996                                 --            (7,294)
     Retained earnings                                                                       54,734          77,054
                                                                                          ---------       ---------

         Total stockholders' equity                                                         176,143         193,627
                                                                                          ---------       ---------
                                                                                          $ 223,790       $ 413,432
                                                                                          =========       =========

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)

                                                                                               Year ended March 31,
                                                                                               --------------------
                                                                                    1994               1995               1996
                                                                              ------------         ----------         ----------
REVENUES:
     Casino                                                                   $     95,873         $  210,942         $  269,739
     Food and beverage                                                               5,314              7,406             11,825
     Hotel                                                                            --                 --                4,851
     Other                                                                           5,895              5,347              4,980
                                                                              ------------         ----------         ----------
                                                                                   107,082            223,695            291,395
                                                                              ------------         ----------         ----------

COSTS AND EXPENSES:
     Casino                                                                         35,145             74,839            110,959
     Food and beverage                                                               5,094              6,799             12,601
     Hotel                                                                            --                 --                2,503
     Other gaming related and general costs                                         23,680             48,050             80,051
     Corporate administrative expenses                                               2,675              7,276             10,387
     Pre-opening and gaming development costs                                        7,026              9,117             13,787
     Depreciation and amortization                                                   3,706              7,065             17,236
     Option and stock compensation expense                                           2,868               --                 --
                                                                              ------------         ----------         ----------
                                                                                    80,194            153,146            247,524
                                                                              ------------         ----------         ----------

     Income before other income (expense) and provision for income taxes            26,888             70,549             43,871
                                                                              ------------         ----------         ----------

OTHER INCOME (EXPENSE):
     Interest income                                                                 1,623              3,340              5,850
     Other income, net                                                                  83                275              1,587
     Interest expense                                                                 (887)              (694)           (14,718)
                                                                              ------------         ----------         ----------
                                                                                       819              2,921             (7,281)
                                                                              ------------         ----------         ----------

     Income before provision for income taxes                                       27,707             73,470             36,590

PROVISION FOR INCOME TAXES                                                          10,255             27,715             14,270
                                                                              ------------         ----------         ----------

     Income before cumulative effect of change in accounting principle              17,452             45,755             22,320
                                                                              ------------         ----------         ----------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                  3,500               --                 --
                                                                              ------------         ----------         ----------

NET INCOME                                                                    $     20,952         $   45,755       $     22,320
                                                                              ============         ==========         ==========

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND
     COMMON STOCK EQUIVALENTS OUTSTANDING (Note 1)                              28,436,600         31,169,600         32,009,700
                                                                              ============       ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK  AND
     COMMON STOCK EQUIVALENTS OUTSTANDING -- ASSUMING FULL
     DILUTION (Note 1)                                                          28,987,200         31,636,700         32,015,800
                                                                              ============       ============       ============

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
     Income before cumulative effect of change in accounting principle        $        .61       $       1.47       $        .70
     Cumulative effect of change in accounting principle                               .12               --                 --
                                                                              ------------         ----------         ----------

     Net income                                                               $        .73       $       1.47       $        .70
                                                                              ============       ============       ============

EARNINGS PER COMMON SHARE -- ASSUMING FULL DILUTION:
     Income before cumulative effect of change in accounting principle        $        .60       $       1.45       $        .70
     Cumulative effect of change in accounting principle                               .12               --                 --

     Net income                                                               $        .72       $       1.45       $        .70
                                                                              ============       ============       ============


                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED MARCH 31, 1996
                             (dollars in thousands)


                                                 Common Stock         Additional                    Treasury Stock         Retained
                                                 ------------           Paid-In   Unrealized        --------------         Earnings
                                             Shares        Amount       Capital      Loss        Shares        Amount      (Deficit)
                                           ----------     -------     ----------    ------     ---------      --------     --------
BALANCE, March 31, 1993                    15,991,200  $       80      $  11,807   $    --            --   $        --   $  (11,973)
  Shares issued under stock option plans      502,800           3            948        --            --            --            --
  Shares issued for warrants exercised        245,100           1            912        --            --            --            --
  Shares issued in exchange for debentures  2,028,700          10          4,413        --            --            --            --
  Shares sold in public offering and
    subsequent registration costs           7,499,300          38         85,935        --            --            --            --
  Shares issued in connection with
    employment contracts                       90,000          --          1,065        --            --            --            --
  Compensation in connection with non-
    employee director's options                    --          --          1,803        --            --            --            --
  Unrealized loss on marketable securities,
    net of tax                                     --          --             --      (150)           --            --            --
  Net income                                       --          --             --        --            --            --        20,952
                                           ----------     -------     ----------    ------     ---------      --------      --------

BALANCE, March 31, 1994                    26,357,100         132        106,883      (150)           --            --         8,979
  Shares issued under stock option plans      277,700           1            688        --            --            --            --
  Shares issued in exchange for land          381,000           2          4,237        --            --            --            --
  Shares issued for warrants exercised      2,656,600          13          7,261        --            --            --            --
  Tax benefit from exercise of
    nonqualified options                           --          --          2,643        --            --            --            --
  Change in unrealized loss on
    marketable securities, net of tax              --          --             --      (301)           --            --            --
Net income                                         --          --             --        --            --            --        45,755
                                           ----------     -------     ----------    ------     ---------      --------      --------
BALANCE, March 31, 1995                    29,672,400         148        121,712      (451)           --            --        54,734
  Shares issued under stock option plans      187,180           1          1,296        --            --            --            --
  Tax benefit from exercise of
    non-qualified options                          --          --            713        --            --            --            --
  Adjustment for number of shares as the
    result of the stock split                      --          --             (2)       --            --            --            --
  Purchase of common stock                   (672,100)         --             --        --       672,100         7,294            --
  Change in unrealized loss on
    marketable securities, net of tax              --          --             --       450            --            --            --

  Net income                                       --          --             --        --            --            --        22,320
                                           ----------     -------     ----------    ------     ---------      --------      --------
BALANCE, March 31, 1996                    29,187,480     $   149     $  123,719    $   (1)    $ 672,100      $  7,294      $ 77,054
                                           ==========     =======     ==========    ======     =========      ========      ========



                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                                  Year  ended  March 31,
                                                                                                  ----------------------

                                                                                           1994             1995            1996
                                                                                           ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $  20,952       $  45,755       $  22,320
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                                                           3,706           7,065          17,236
   Amortization of bond premium/(discount)                                                    79             247          (3,861)
   Option and stock compensation expense                                                   2,868            --              --
   Net benefit realized from deferred tax asset                                           (1,299)           --              --
   Cumulative effect of change in accounting principle                                    (3,500)           --              --
   Other                                                                                      62              32             468

Changes in assets and liabilities:
   Accounts and notes receivable                                                          (2,292)           (450)         (4,985)
   Inventories                                                                              (349)           (369)         (1,856)
   Prepaid expenses and other current assets                                              (1,080)         (4,037)         (1,337)
   Other assets                                                                           (2,741)            780         (12,536)
   Accounts payable                                                                        1,211           1,934          (1,497)
   Accrued liabilities                                                                     7,991           1,487            (918)
   Other liabilities                                                                       1,081            (340)         (1,176)
   Net effect of discontinued operations                                                  (2,822)           --              --
                                                                                         -------         -------        --------
       Net cash provided by operating activities                                          23,867          52,104          11,858
                                                                                         -------         -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property and equipment                                               (33,845)        (62,419)       (147,119)
   Costs in excess of fair value of tangible assets acquired                              (1,755)        (24,090)           --
   Purchases of marketable securities                                                    (63,922)        (22,970)       (170,806)
   Proceeds from sale of marketable securities                                              --            59,509         196,886
   Investment in joint venture                                                              --              --           (34,015)
   Net effect of discontinued operations                                                     423            --              --
                                                                                         -------         -------        --------
       Net cash used in investing activities                                             (99,099)        (49,970)       (155,054)
                                                                                         -------         -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                                 --              --           153,000
   Repayments of long-term debt                                                           (7,133)           (169)         (8,907)
   Purchase of common stock                                                                 --              --            (7,294)
   Issuance of common stock for warrants exercised                                           263           7,273            --
   Proceeds from sale of common stock, net of all issuance
     and registration costs                                                               85,973            --              --
   Proceeds from exercise of stock options                                                 1,601             691           1,297
   Net effect of discontinued operations                                                    (306)           --              --
                                                                                         -------         -------        --------
       Net cash provided by financing activities                                          80,398           7,795         138,096
                                                                                         -------         -------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       5,166           9,929          (5,100)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           8,791          13,957          23,886
                                                                                         -------         -------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  13,957       $  23,886       $  18,786
                                                                                       =========       =========       =========

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)



SUPPLEMENTAL CASH FLOW INFORMATION:
                                                                                                     Year ended March 31,
                                                                                                     --------------------
                                                                                            1994           1995            1996
                                                                                            ----           ----            ----
CONTINUING OPERATIONS:
   Interest paid, including amounts capitalized                                          $   2,050      $     694      $   10,124
   Income taxes paid                                                                         8,761         30,102          15,201
   Debt incurred to purchase property and equipment                                             --          3,200              --
   Common stock issued for purchase of land                                                     --          4,238              --
   Accrued liabilities incurred to purchase property and equipment                              --          8,005          31,910
   Accrued  liabilities  relating to costs in excess of fair value of tangible
     assets acquired                                                                            --         13,441              --

   Tax benefit related to exercise of non-qualified stock options                               --          2,643             713
   Debentures exchanged for common stock                                                     4,650             --              --
   Debenture loan costs amortized into additional paid-in capital                              227             --              --
   Land, property and equipment contributed to joint venture                                   167             --           5,459
   Unrealized loss (gain) on marketable securities, net of tax                                 150            301            (450)

DISCONTINUED OPERATIONS:
   Interest paid                                                                                27             --              --




Note 1 - Summary of Significant Accounting Policies

         Basis of Presentation

         Players International, Inc. ("the Company") through wholly owned subsidiaries operates three riverboat casinos, a land-based hotel and casino and a horse racetrack facility. All operations include food and beverage facilities and a retail gift shop. Two of the facilities include hotel operations.

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Certain reclassifications have been made to the consolidated financial statements as previously presented to conform to the current classifications.

         Accounting Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value.

         Marketable Securities

         Management has determined that the Company's marketable securities should be classified as available-for-sale. As available-for-sale investments, these securities are carried at fair value and unrealized gains and losses are reported in a separate component of stockholders' equity. The amortized cost of investments is adjusted for amortization of premiums and the accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income. The cost of securities sold is based on the specific identification method.

         Revenues and Promotional Allowances

         Casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary admissions, food and beverage, hotel and other items furnished to customers, which totaled approximately $3,385,000, $9,916,000, and $21,336,000 for the years ended March 31, 1994, 1995 and 1996, respectively.

         The estimated costs of providing such complimentary services are included in casino costs and expenses through inter-department allocations from the department granting the services as follows:

                                         1994             1995         1996
                                      ----------       ----------   -----------
                                                (dollars in thousands)

            Food and beverage        $  1,398        $  5,583        $  15,651
            Admissions                  1,548           2,848            1,725
            Hotel                          --              --              565
            Other                         218             717            1,177

                                     $  3,164        $  9,148        $  19,118
                                     ========        ========        =========

         Pre-opening and Gaming Development Costs

         The Company is currently pursuing expansion opportunities in new gaming jurisdictions. All pre-opening and gaming development costs are expensed as they are incurred except for the cost of property and equipment which is capitalized.


         Inventories

         Inventories consisting of food, beverage and retail items are stated at the lower of cost (first-in, first-out) or market.


         Property, Equipment and Depreciation

         Property and equipment are stated at cost. Improvements and extraordinary repairs that extend the life of the asset are capitalized. Maintenance and repairs are expensed as incurred. Interest expense is capitalized on major construction projects. Capitalized interest amounted to $3,329,000 in 1996. There was no capitalized interest in 1994 or 1995.

         The Company computes depreciation for property and equipment using primarily the straight-line method over the estimated useful life of the assets. Amortization of leasehold and land improvements is computed using the straight-line method over the lesser of the estimated useful life or lease term.

         Effective October 1, 1995, the Company revised its estimate of depreciable useful lives as follows:

                                                   Old Life            New Life
                                                  ----------          ----------
            Riverboat, barges and improvements     10 years            30 years
            Buildings (new)                        20 years            40 years

         These changes were made to better reflect the estimated periods during which such assets will remain in service. The result of this change had the effect of increasing net income by approximately $1,403,000 ($.04 per share) for the year ended March 31, 1996. The estimated useful life of furniture, fixtures and equipment remains at five to seven years.


         Intangibles

         Costs in excess of fair value of tangible assets acquired are recorded as intangibles on the accompanying consolidated balance sheets and are being amortized using the straight-line method. Effective October 1, 1995, the Company revised its estimate of the useful life of intangibles from 15 years to 40 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The result of this change had the effect of increasing net income by approximately $466,000 ($.01 per share) for the year ended March 31, 1996.

         The Company periodically evaluates whether the remaining estimated useful life of intangibles may warrant revision or the remaining balance of intangibles may not be recoverable, generally based upon expectations of nondiscounted cash flows and operating income. During the year, the Company recorded a write-down of goodwill associated with its racetrack facility in the amount of $1,500,000.

         Unamortized Loan Costs

         Loan costs incurred in connection with the issuance of debt are being amortized using the straight-line method over the term of the loan for which it applies.


         Impairment of Long-Lived Assets

         In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal year 1997 and, based on current circumstances, does not believe the effect of adoption will be material.


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

                                                                                     Year ended March 31,
                                                                     -------------------------------------------------
                                                                        1994                 1995              1996
                                                                     ----------           ----------        ----------

         Weighted average number of shares outstanding               23,669,400           27,233,000        29,765,200
         Dilutive effect of stock options and warrants                4,767,200            3,936,600         2,244,500
                                                                     ----------           ----------        ----------

         Shares used in computing primary earnings per share         28,436,600           31,169,600        32,009,700
                                                                     ==========           ==========        ==========


         The number of shares used in computing fully diluted earnings per share for the year ended March 31, 1994 includes the conversion of convertible debentures as of April 1, 1993. Also, 1994 net income includes the elimination of interest expense on the convertible debentures of $116,000, net of tax. Fully diluted earnings per share reflect additional dilution related to stock options, due to the use of the market price at the end of the period, when higher than the average price for the period. As a result, the number of shares used in computing fully diluted earnings per share is as follows:

                                                                                     Year ended March 31,
                                                                     -------------------------------------------------
                                                                        1994                 1995              1996
                                                                     ----------           ----------        ----------
         Weighted average number of shares outstanding               23,669,400           27,233,000        29,765,200
         Dilutive effect of exchangeable debentures                     550,600                   --                --
         Dilutive effect of stock options and warrants                4,767,200            4,403,700         2,245,200
         Dilutive effect of put options                                      --                   --             5,400
                                                                     ----------           ----------        ----------

         Shares used in computing fully diluted earnings per share   28,987,200           31,636,700        32,015,800
                                                                     ==========           ==========        ==========

Note 2 - Marketable Securities

         Marketable securities at March 31, 1995 and 1996 are primarily municipal bonds. The following is a summary of marketable securities as of March 31, 1995 and 1996:

                                                                March 31,
                                                        ------------------------
                                                        (dollars in thousands)

                                                           1995         1996
                                                        ---------     ---------
         Cost                                           $  27,165     $   4,463
         Gross unrealized losses                             (719)           (2)
                                                        ---------     ---------
         Estimated fair value                           $  26,446     $   4,461
                                                        =========     =========


         The gross realized gains and (losses) on marketable securities totaled $136,000 and ($30,000) for the year ended March 31, 1995 and $270,000 and
($722,000) for the year ended March 31, 1996. There were no realized gains or (losses) for the year ended March 31, 1994.

         As of March 31, 1996, the cost and estimated fair value of contractual maturities of marketable securities due in one year through five years was $4,463,000 and $4,461,000, respectively. There were no contractual maturities of one year or less.


Note 3 - Accrued Liabilities

         A summary of the accrued liabilities is as follows:


                                                                March 31,
                                                        ------------------------
                                                        (dollars in thousands)

                                                           1995         1996
                                                        ---------     ---------
         Medical insurance claims                       $     842     $   1,442
         Chip and token liability                             322           489
         Accrued payroll and related expenses               3,253         4,806
         Accrued interest expense                              --         7,477
         Accrued expenses                                   7,197        11,898
         Current portion of liabilities related to the
           purchase of a riverboat and a hotel in 1995
           and 1996, respectively                          15,416         6,320
                                                        ---------     ---------
                                                        $  27,030      $ 32,432
                                                        =========     =========

Note 4 - Property and Equipment

         A summary of property and equipment is as follows:

                                                                March 31,
                                                        ------------------------
                                                         (dollars in thousands)

                                                           1995         1996
                                                        ---------     ---------

         Land and buildings                             $  14,828     $ 121,671
         Riverboats and barges                             44,607       107,282
         Furniture, fixtures and equipment                 25,975        54,765
         Leasehold and land improvements                   12,000        11,241
         Construction in progress                          30,943         8,035
         Less -- accumulated depreciation and
           amortization                                   (10,248)      (23,078)
                                                        ---------     ---------
                                                       $  118,105    $  279,916
                                                       ==========    ==========


Note 5 - Income Taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                March 31,
                                                        ------------------------
                                                         (dollars in thousands)

                                                           1995         1996
                                                        ---------     ---------
         Deferred tax assets:
             Book over tax intangible basis difference  $      --     $     564
             Pre-opening, development and other costs       4,422         7,321
             Unrealized loss on marketable securities         268            --
             Accrued liabilities and prepaid expenses       1,912         2,698
             Deferred revenue                                 268           122
             Accrual of directors' option expense             558           475
                                                        ---------     ---------
                Total deferred tax assets                   7,428        11,180

         Deferred tax liabilities:
             Tax over book depreciation                     1,626         2,718
             Prepaid expenses                                 394           507
             Other                                             --            88
                                                        ---------     ---------
                Total deferred tax liabilities              2,020         3,313
                                                        ---------     ---------

         Net deferred tax assets                        $   5,408     $   7,867
                                                        =========     =========

         Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                               Year ended March 31,
                                 -----------------------------------------------
                                              (dollars in thousands)

                                    1994               1995              1996
                                 ---------           --------         ---------
         Current:
           Federal               $   9,324           $ 23,263         $  13,975
           State                     2,004              4,451             2,745
                                 ---------           --------         ---------
              Total current         11,328             27,714            16,720

         Deferred:
           Federal                    (873)               (89)           (2,199)
           State                      (200)                90              (251)
                                 ---------           --------         ---------
              Total deferred        (1,073)                 1            (2,450)
                                 ---------           --------         ---------
          Total provision         $ 10,255           $ 27,715         $  14,270
                                 =========           ========         =========




         The reconciliation of income tax attributable to continuing operations computed at the Federal statutory rates to income tax expense is:


                                                                                    Year ended March 31,
                                                                     ----------------------------------------------
                                                                        1994               1995              1996
                                                                     ---------           --------         ---------
         Federal statutory rate                                          35%                35%               35%
         State taxes on income, net of Federal income tax benefit         4%                 4%                4%
         Tax exempt interest income from municipal bonds                (2)%               (1)%                --
                                                                       -----              -----             -----
         Financial statement provision rate                              37%                38%               39%
                                                                       =====              =====             =====


Note 6 - Other Long-Term Liabilities

         A summary of other long-term liabilities follows:

                                                                                                        March 31,
                                                                                                   ----------------------
                                                                                                   (dollars in thousands)

                                                                                                      1995         1996
                                                                                                     ------       ------

         Long-term portion of liabilities related to purchase of a riverboat                        $  2,400     $  1,600
         Net present value of estimated future payments to purchase hotel                                 --       25,336
         Other                                                                                           408          164
                                                                                                    --------     --------

                                                                                                    $  2,808    $  27,100
                                                                                                    ========    =========

         In August 1995 the Company acquired a hotel for $6,700,000 plus future payments based on passenger count over the next 28 years. The estimated future payments have been discounted and recorded at their net present value.

Note 7 - Long-Term Debt

         A summary of long-term debt is as follows:

                                                                                                                  March 31,
                                                                                                         ------------------------
                                                                                                          (dollars in thousands)

                                                                                                           1995           1996
                                                                                                         --------      ----------
First Ships Mortgage, secured by a riverboat, interest at prime plus 2 percent
   (8 percent at March 31, 1995) adjusted every 60 months, payable in monthly
   installments of $49, due 2013 (carrying amount approximates fair value)                               $  5,669       $      --

Note payable to Gem Gaming, Inc., unsecured, interest at 9% per year, principal due the earlier of the opening of the Mesquite facility or December 31, 1995
   (carrying amount approximates fair value)                                                                3,200              --

Senior Notes, interest at 10-7/8% payable in cash semi-annually on April 15 and
   October 15, due 2005 (fair value based on quoted market price is approximately $150,750)                    --         150,000

Note payable under $120,000 reducing revolving credit agreement (carrying amount
   approximates fair value)                                                                                    --           3,000

Other                                                                                                          38              --

                                                                                                            8,907         153,000

Less  --  current portion                                                                                  (3,375)             --
                                                                                                         --------        --------
                                                                                                        $   5,532        $153,000
                                                                                                        =========        ========

         The aggregate annual maturities of long-term debt at March 31, 1996 are zero from 1997 through 2001 and $153,000,000 thereafter.

         On August 25, 1995, the Company entered into a reducing revolving credit agreement (the "Credit Line") with a consortium of banks. Under the Credit Line, the Company can borrow up to $120,000,000. As of March 31, 1996, the Company has $55,000,000 in borrowing capacity with $3,000,000 outstanding under the credit agreement.

         Borrowings under the Credit Line bear interest at a margin above the bank's prime rate or LIBOR as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the credit line, will vary quarterly based on the borrower's combined ratio of funded debt to earnings before interest, taxes and depreciation and amortization.

         The Credit Line matures on September 30, 2001, and will reduce in eight equal semi-annual installments of $15,000,000 each, effective on June 30 and December 31 of each year commencing on December 31, 1997. The semi-annual maximum principal balances are as follows:

             December 31, 1997                            $105,000,000
             June 30, 1998                                  90,000,000
             December 31, 1998                              75,000,000
             June 30, 1999                                  60,000,000
             December 31, 1999                              45,000,000
             June 30, 2000                                  30,000,000
             December 31, 2000                              15,000,000


         The Credit Line is collateralized by all the Company's property and equipment, contract rights, leases, intangibles and other security interest related to primarily the Company's operating properties. The Credit Line agreement contains certain financial covenants requiring the Company to maintain a specified tangible net worth and to meet certain financial ratios. The Credit Line agreement also contains covenants that restrict the ability of the Company to, among other things, incur additional debt, make significant capital contributions, commit funds to new business ventures, pay dividends or repurchase shares.


Note 8 - Stockholders' Equity

         In July 1993, the Company issued 7,499,250 shares of its $.005 par value common stock in a public offering. The price to the public was $12.50 per share. Net proceeds of the offering, after deducting all associated costs, were $86,238,400, or $11.50 per newly issued share.

         During 1996, the Company repurchased a total of 672,100 shares of its common stock for a total cost of $7,294,000.


Note 9 - Common Stock Options and Warrants


         The Company has four stock option plans, the 1985 Incentive Stock Option Plan ("1985 Plan") for employees covering 600,000 shares of common stock, the 1990 Incentive Stock Option and Non-Qualified Option Plan covering 1,200,000 shares of common stock ("1990 Plan"), the 1993 Incentive Stock Option and Non-Qualified Option Plan covering 3,000,000 shares of common stock ("1993 Plan"), and the 1994 Directors Stock Incentive Plan ("1994 Plan") covering 900,000 shares of common stock. As of March 31, 1996, the Company had 71,725 shares under the 1990 Plan, 286,500 shares under the 1993 Plan and 772,500 shares under the 1994 Plan available for issuance in connection with future stock options that may be granted. The 1985 Plan expired on April 22, 1995, therefore, no additional grants may be made, although outstanding awards may be exercised. Options granted are generally exercisable between three and ten years from date of grant. The following is a summary of the 1985, 1990, 1993, and 1994
Plans:


                                              1985              1990              1993              1994
                                              Plan              Plan              Plan              Plan            Sub-total
                                           ---------          --------         ---------          --------         -----------
Outstanding March 31, 1993                  262,500           204,375                 --                --            466,875
   Granted                                       --           262,500            628,500                --            891,000
   Exercised                               (207,170)          (48,225)                --                --           (255,395)
   Expired or canceled                       (9,701)           (2,250)                --                --            (11,951)
                                           ---------          --------         ---------          --------         -----------

Outstanding March 31, 1994                   45,629           416,400            628,500                --          1,090,529
   Granted                                       --           267,000          1,995,000            60,000          2,322,000
   Exercised                                 (9,652)          (12,737)                --                --            (22,389)
   Expired or canceled                       (7,500)          (42,750)                --                --            (50,250)
                                           ---------          --------         ---------          --------         -----------

Outstanding March 31, 1995                   28,477           627,913          2,623,500            60,000          3,339,890
   Granted                                       --           460,750                 --            67,500            528,250
   Exercised                                 (2,076)          (93,089)            (2,000)               --            (97,165)
   Expired or canceled                           --          (33,350)                 --                --            (33,350)
                                           ---------          --------         ---------          --------         -----------

Outstanding at March 31, 1996                26,401           962,224          2,621,500           127,500          3,737,625
                                           ---------          --------         ---------          --------         -----------

Exercisable at March 31, 1996                20,326           254,302            993,500            60,000          1,328,128
                                           =========          ========         =========          ========         ===========




     In addition to the foregoing plans, other option and warrant activity is listed below including the total for all plans and the exercise price range per share:

                                          Non-employee          Other                                            Exercise Price
                                            Directors          Options           Warrants             Total     Range per share
                                          ------------         -------          ----------           -------    ---------------

Outstanding March 31, 1993                       --            616,954           5,085,383          6,169,212   $0.33  -  $6.92
   Granted                                  332,877                 --                  --          1,223,877   $6.25  -  $17.83
   Exercised                                     --           (247,355)           (245,088)          (747,838)  $0.33  -  $4.13
   Expired or canceled                           --             (8,982)                 --            (20,933)  $0.83  -  $11.17
                                          ---------          ---------         -----------        -----------

Outstanding March 31, 1994                  332,877            360,617           4,840,295          6,624,318   $0.33  -  $17.83
   Granted                                       --                 --             150,000          2,472,000  $11.50  -  $16.58
   Exercised                               (112,500)          (142,857)         (2,740,295)        (3,018,041)  $0.33  -  $11.17
   Expired or canceled                           --               (260)                 --            (50,510)  $0.83  -  $17.83
                                          ---------          ---------         -----------        -----------

Outstanding March 31, 1995                  220,377            217,500           2,250,000          6,027,767   $0.67  -  $17.83
   Granted                                       --                 --                  --            528,250   $9.25  -  $19.75
   Exercised                                     --            (90,000)                 --           (187,165)  $0.67  -  $16.08
   Expired or canceled                           --                 --                  --            (33,350) $11.17  -  $19.42
                                          ---------          ---------         -----------        -----------


Outstanding at March 31, 1996               220,377            127,500           2,250,000          6,335,502  $2.17   -  $19.75
                                          =========          =========         ===========        ===========

Exercisable at March 31, 1996               220,377            127,500           2,175,000          3,851,005
                                          =========          =========         ===========        ===========



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


Note 10 - Employee Benefit Plans

         The Company has a defined contribution plan that provides retirement benefits for eligible employees. Eligible employees may elect to participate by contributing a percentage of their pre-tax earnings to the plan. Employee contributions to the plan, up to certain limits, are matched at 25% by the Company. The Company's contribution expense for the plan was $224,000 and $321,000 for the fiscal year ended March 31, 1995 and 1996, respectively. There was no Company contribution in the year ended March 31, 1994.


Note 11 - Commitments and Contingencies

         The Company leases office space, land and equipment under operating leases expiring at various dates through December 2011.

         The minimum annual payments under noncancelable lease agreements at March 31, 1996 are as follows:

              Year ending March 31 (dollars in thousands):

                   1997                                      $    965
                   1998                                           625
                   1999                                           415
                   2000                                           253
                   Thereafter                                      90
                                                           ----------
                                                             $  2,348
                                                           ==========

         A lease agreement through August 18, 1995, for one of the Company's subsidiaries provided for contingent payments based on either the greater of the annual minimum rent or the calculated rent based on adjusted passenger admission. Rent expense for all operating leases was as follows:

                                                Year ended March 31,
                                  ------------------------------------------
                                              (dollars in thousands)

                                   1994              1995            1996
                                  -------          -------          ------

         Minimum rentals         $    869          $  2,213        $  4,227
         Contingent payments          662             3,236           2,590
                                ---------         ---------       ---------

                                  $ 1,531          $  5,449        $  6,817
                                  =======          ========        ========

         For the fiscal years ended March 31, 1995 and 1996, $101,000 and $232,000, respectively, of rent expense is included in pre-opening and gaming development costs in the accompanying consolidated statements of operations.

         In 1996, Louisiana enacted legislation providing for local (parish-wide) option elections in November 1996 which will give the voters the opportunity to decide whether to continue gaming in their parishes. If a majority of the voters elect to prohibit riverboat gaming activities in Calcasieu Parish, the Company would be allowed to continue gaming at its Louisiana facilities until the expiration of its gaming licenses in August and December of 1998. At March 31, 1996, the Company had approximately $208,100,000 invested in Louisiana and generated approximately $171,000,000 in net gaming revenues during fiscal 1996.

         In November, 1995, the Company finalized its agreement to form a joint venture and co-develop a $286,000,000 riverboat casino complex in Maryland Heights, Missouri. The Company's portion of the project budget is $143,000,000, excluding capitalized interest, of which approximately $42,900,000 has been invested through March 31, 1996. The investment will be accounted for using the equity method of accounting. The project is scheduled to open in early 1997, subject to the receipt of all necessary gaming approvals.

         During fiscal year 1996, the Company sold put options on 100,000 shares of its common stock. The put options give the holders the right at maturity to require the Company to repurchase shares of its common stock at specified prices. The put options expire in June, 1996 at strike prices ranging from $11.00 to $11.50 per share. In the event the options are exercised, the Company may elect to pay the holder in cash the difference between the strike price and the market price of the Company's shares, in lieu of repurchasing the stock.


Note 12 - Transactions with Related Parties

         A law firm performed legal services for the Company during the fiscal years ended March 31, 1994, 1995 and 1996 for which it was paid fees in the aggregate amount of $955,000, $1,293,000 and $1,908,000, respectively. The President of the Company was a partner of the law firm through May 1993. He remains associated with the firm but does not currently engage in any firm-related activities other than on an occasional basis. The amount of the payments due to him from the firm is not affected by fees paid by the Company to the firm.


         Two members of the board of directors were paid $70,000 and $50,000 during the years ending March 31, 1995 and 1996, respectively, in consideration for consulting services rendered.

         The Company purchases promotional items from a company owned by certain directors and officers of the Company. During the years ended March 31, 1994, 1995 and 1996, the Company paid $79,000, $306,000 and $1,052,000 respectively, for such items.

         The Company and an affiliate of a major stockholder of the Company entered into a contract dated July 18, 1995 for the production of theater shows at its Mesquite property. Under the contract, which expired on March 7, 1996, the Company paid an aggregate of $396,000 to the affiliate.

         Subsequent to March 31, 1996, the Company entered into an agreement with a company controlled by a major stockholder of the Company to modify its license agreement, under which this individual acts as the public representative for all of the Company's riverboat and dockside casinos, to reflect the extension of its terms to the Company's second riverboat casino in Lake Charles and its land-based casino in Mesquite effective as of the opening of each facility. The fees that would have been payable with respect to these two additional facilities were replaced with one lump-sum payment of approximately $300,000 for services at these facilities through the period ending December 31, 1996. The parties will mutually determine prior to that date whether, and if so, on what terms, the license agreement will be extended beyond December 31, 1996.

Note 13 - Discontinued Operations

         The net loss from discontinued operations for the year ended March 31, 1994, had been previously provided for and reflected on the March 31, 1993 financial statements as a net liability for discontinued operations. There was no operating or cash flow activity resulting from the discontinued operations for the years ended March 31, 1995 and 1996. Summary operating results of the discontinued operations for the year ended March 31, 1994 are as follows (dollars in thousands):

         Revenues                              $  3,360
         Costs and expenses                       4,376
                                               --------
         Net loss                              $ (1,016)
                                               ========


         The significant components of the net effect of discontinued operations on cash flows from operating activities for the year ended March 31, 1994 are as follows (dollars in thousands):

         Net loss                                               $  (1,016)
         Other                                                        163
         Changes in net liability of discontinued operations       (1,969)
                                                                ---------
                                                                $  (2,822)
                                                                =========

         There were no significant components of the net effect of discontinued operations on cash flows from investing and financing activities.