Form 10-K/A
period 1996-03-31
PLAYERS INTERNATIONAL INC /NV/
filed 1996-07-29
CIK 796912

18



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                         _______________

                          FORM 10-K/A-1

    [X]  ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF  THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended March 31, 1996
                               OR
    [   ]TRANSITION  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF
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

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $253,806,124 million at July 19, 1996. Such aggregate value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market of The Nasdaq Stock Market on July 19, 1996. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company.

   As of July 19, 1996, there were 29,859,544 shares of the registrant's Common Stock outstanding.

  Documents Incorporated by Reference:  None


                        TABLE OF CONTENTS


PART III                                             Page Number

Item  10.     Directors and Executive Officers of
              the Registrant                            3

Item 11.    Executive Compensation                      5

Item  12.    Security Ownership of Certain
             Beneficial Owners and Management           8

Item 13.    Certain Relationships and Related
            Transactions                                10



Preliminary Note:

      This Form 10-K/A-1 is being filed to report Part III information in lieu of the incorporation of such information by reference to Players International, Inc.'s definitive proxy material for its 1996 Annual Meeting of Stockholders.

                            PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors of Players International, Inc. ("the Company"), as of July 19, 1996, is as follows:

                                                Direc
Director Name    Present Position(s) With  The   tor    Age
                 Company                        Since

Edward Fishman   Chairman  of  the  Board   of   1985   53
                 Directors

David Fishman    Vice Chairman of the Board of   1985   48
                 Directors

Howard           President,  Chief   Executive   1986   51
Goldberg         Officer and Director

Steven P. Perskie  Executive   Vice   President,   1994   51
                   General Counsel and Director

Thomas E. Gallagher (1)(2)  Director               1992   51

Marshall S. Geller (1)(2)   Director               1989   57

Lee Seidler (1)(2)          Director               1987   61

_________

(1)  Member of the Audit Committee, of which Mr. Seidler is
Chairman.
(2)  Member of the Compensation Committee, of which Mr. Geller is
Chairman.

      Edward Fishman has served as Chairman of the Board of the Company since 1985. Mr. Edward Fishman served as Chief Executive Officer from 1985 until December 1995 and served as President during May 1993. His principal activities for the Company relate to marketing, long-range development and strategic planning. He has 18 years of marketing experience in the casino industry and he has served as a marketing and strategic planning consultant to casinos throughout the world.

      David Fishman has served as the Company's Vice Chairman of the Board since 1985 and he served as Secretary from 1985 until May 1993. His principal activities for the Company relate to overall supervision of the design and development of projects.

     Howard Goldberg became President and Chief Operating Officer of the Company in May 1993, and then became Chief Executive Officer in December 1995. Prior to joining the Company, he was the managing shareholder practicing law in the Atlantic City, New Jersey law firm of Horn, Goldberg, Gorny, Plackter & Weiss ("Horn, Goldberg"), which has represented the Company since its inception. Since the advent of casino gaming in Atlantic City, Mr. Goldberg specialized in representing casinos in New Jersey and other jurisdictions for development and regulatory matters. Mr. Goldberg's name remains a part of the firm name of Horn, Goldberg, but he does not currently engage in any firm-related activities or matters. The amount of any payments due to him from the firm is not affected by or dependent upon fees paid by the Company to the firm.

      Thomas E. Gallagher has been President and Chief Executive Officer of The Griffin Group, Inc. ("The Griffin Group") since April 1992. Since November 1, 1993, he has served as a director, and since May 1995, he has served as President and Chief
Executive Officer of Griffin Gaming & Entertainment, Inc. (formerly Resorts International Inc.) a publicly traded company ("GG&E"), which owns and operates a casino hotel in Atlantic City, New Jersey. For the preceding 15 years, he was a partner in the law firm of Gibson, Dunn & Crutcher.

      Marshall S. Geller is the Chairman, Chief Executive Officer and founding partner of Geller & Friend Capital Partners, Inc., a merchant banking investment company. He was formerly interim President and Chief Operating Officer of the Company from November, 1992 through April, 1993 and now serves as the Chairman of the Compensation Committee. From 1991 through 1995, Mr. Geller was the Senior Managing Partner and founder of Golenberg & Geller, Inc., a merchant banking investment company. Mr. Geller served as Vice Chairman of Gruntal & Co. Inc., an investment banking firm, from 1988 to 1990. From 1967 until 1988, he was a Senior Managing Director of Bear Stearns & Co. Inc., an investment banking firm ("Bear Stearns"). He was formerly the interim Co-Chairman of Hexcel Corporation and is still on the Board of Directors. Mr. Geller is a director of Value Vision International, Inc. and serves as Chairman of their Investment Committee. He also serves on the Boards of Ballantyne of Omaha, Inc., Styles-on-Video, Inc. and Dycam, Inc.

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

      Edward and David Fishman are brothers.  Howard Goldberg and
Lee Seidler are brothers-in-law.

      Information concerning the Company's executive officers who are not directors has previously been discloses under Part I,
Item 4 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following summary compensation table sets forth, for the Company's last three fiscal years, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to Howard Goldberg, the Company's Chief Executive Officer since December, 1995 and to each of the Company's other four most highly compensated executive officers as of March 31, 1996 (collectively, the "Named Executives"):

                   Summary Compensation Table

                   Annual Compansation   Long-Term Compensation

          Fiscal
Name and  Year                 Other    Restricted  Securitie     All
Principal Ending Salary Bonus  Annual     Stock    Underlying    Other
Position  March             Compensation  Award     Options   Compensation



Edward    1996 $500,000   -    $2,000(1)    -         -0-            -
Fishman   1995 $500,000 $250,000  -         -      600,000(2)        -
Chairman  1994 $325,000 $437,500  -         -          -          $5,175
of the
Board &
Director

David     1996 $500,000   -    $2,000(1)    -        -0-          $4,074(3)
Fishman   1995 $500,000 $250,000  -         -      600,000(2)    $13,400(4)
Vice      1994 $325,000 $437,500  -         -         -            3,645
Chairman
of
the
Board
and
Director

Howard    1996 $500,000   -    $2,000(1)   -         -0-           $4,842(3)
Goldberg  1995 $500,000 $250,000  -        -       600,000(2)      $6,088(4)
President 1994 $283,214(5) $437,500 $5,500 $887,599(7) 431,250(8)   3,595
& Chief
Executive
Officer
Director

Peter J.  1996 $350,000   -       -        -         25,000(9)      $6,464(3)
Aranow    1995 $300,000 $150,000  -        -         45,000(10)     $4,404(4)
Executive 1994 $170,470(5)$250,000 -   $177,500(11) 225,000(12)    3,705
Vice
President
Finance

Steven P. 1996 $325,000   -      -        -        25,000(9)         -
Perskie   1995 $122,019(5)$150,000  -     -       150,000(13)      $6,079(4)
Perskie   1994   -         -      -       -           -               -
Executive
Vice
President,
General
Counsel
and
Director

_______________

(1)  Represents monthly compensation of $1,000 (beginning
     February 1, 1996) to cover miscellaneous out-of-pocket travel and entertainment expenditures.

(2) Includes 150,000 shares subject to options granted on April 14, 1994, with an exercise price of $11.50 per share and 450,000 shares subject to options granted on March 1, 1995, with an exercise price of $16.50 per share

(3) Represents the following life insurance premium payments made by the Company during Fiscal 1996 with respect to policies for which the beneficiary is not the Company: David Fishman ($4,074); Howard Goldberg ($3,595); and Peter Aranow ($2,519). Also includes additional disability income protection for Mr. Goldberg ($1,247) and Mr. Aranow ($3,945).

(4) Represents the following life insurance premium payments made by the Company during Fiscal 1995 with respect to policies for which the beneficiary is not the Company: David Fishman ($2,900); Howard Goldberg ($3,595); and Peter Aranow ($2,519). Also includes $10,500 in prerequisites for Mr. David Fishman, $2,493 in additional disability income protection for Mr. Goldberg, $1,885 in additional disability income protection for Mr. Aranow and $6,079 in reimbursed COBRA payments for Mr. Perskie.

(5)  Represents fiscal year compensation following May  19,  1993 for  Howard Goldberg, May 26, 1993 for Peter Aranow and  May
     2, 1994 for Steven Perskie, the dates when each became an officer.

(6) Represents directors fees before Howard Goldberg became an officer.

(7)  Represents restricted stock grant of 75,000 shares of Common
     Stock awarded to Howard Goldberg upon his joining the Company as an officer, valued at $11.83 per share, the fair market value of the shares on the date of award.

(8) Includes 375,000 shares subject to options granted on May 19, 1993 with an exercise price of $11.83 per share. The options vest at 18,750 shares per month during the first year and 6,250 per month in the second and third years. Also includes 56,250 shares subject to options which were granted to Howard Goldberg while he served as a non-employee Director, before he became President of the Company.

(9)  Includes  25,000  shares  subject  to  options  granted   on
     November  17,  1995  with an exercise price  of  $13.56  per
     share.   The  options vest 20% on each of the first  through
     fifth anniversaries of the date of the grant.

(10) Includes 45,000 shares subject to options granted on April 14, 1994, with an exercise price of $11.50. The options vest 20% on each of the first and second anniversaries of the date of the grant, respectively, and the remaining 60% of the options vest on the third anniversary of the date of grant.

(11) Represents restricted stock grant of 15,000 shares of Common
     Stock awarded to Peter Aranow upon his joining the Company as an officer, valued at $11.83 per share, the fair market value of the shares on the date of award.

(12) Represents  grant of options to purchase 225,000  shares  on
     Mary  26,  1993 with an exercise price of $11.83 per  share.
     The  options  vest  in  equal monthly installments  over  36 months.

(13) Includes 150,000 shares subject to options granted on May 2, 1994, with an exercise price of $13.25 per share. The options vest 20% on each of the first and second anniversaries of the date of the grant, respectively, and the remaining 60% of the options vest on the third anniversary of the date of grant.

No other annual compensation or long-term incentive plan payouts were paid during the fiscal year ending March 31, 1996.

Stock Option Grants

      The following table relates to options granted to the Named Executives during the fiscal year ended March 31, 1996.
               Options Grants in Last Fiscal Year
                                             Potential Realizable Value
                                             at Assumed Annual Rates
                                             of Stock Price Appreciation
                                              for Option Terms
             ______________Individual Grants____________________________

                      % of
                     Total
                    Options
                    Granted  Exercise Expira-
   Name     Options    to     Price    tion       5%      10%
            Granted Employees  Per     Date
                       in     Share
                     Fiscal
                      Year

Edward         -       -        -       -           -       -
Fishman
David          -       -        -       -           -       -
Fishman
Howard         -       -        -       -           -       -
Goldberg
Peter J.  25,000(1)   5.4%    13.56 11/17/02(1) 98,004  217,922
Aranow
Steven  P.25,000(1)   5.4%    13.56 11/17/02(1) 98,004  217,922
Perskie

(1) Options vest in 20% increments on each of the first through fifth anniversaries of November 17, 1996. These options expire on November 17, 2001 except for the final vested increment, which expires one year following vesting, on November 17, 2002.

Stock Option Exercises


      The following table relates to options exercised during the fiscal year ended March 31, 1996 and options outstanding at the year end.

               Aggregated Option Exercises in Last
          Fiscal Year and Fiscal Year End Option Value

                               Number of         Value of
            Shares            Unexercised      Unexercised
            Acquir  Value      Options at      In-the-Money
   Name     ed on   Realiz   March 31, 1996      Options
            Exerci  ed(1)     Exercisable      at March 31,
              se             Unexercisable       1996(2)
                                               Exercisable
                                              Unexercisable

Edward         -      -     120,000 480,000     -       -
Fishman....
 ....
David          -      -     345,000 480,000  $734,760   -
Fishman....
 ......
Howard      45,000 $674,187 538,750 492,500  $183,690   -
Goldberg...
 ...
Peter J.       -      -     221,500  73,500      -      -
Aranow.....
 ....
Steven P.      -      -      30,000 145,000      -      -
Perskie....
 ...


(1) Based upon the difference between the Nasdaq National Market closing quotation for the Common Stock and the exercise price on the date of exercise multiplied by the number of shares acquired upon exercise.
(2) Based upon the aggregate sum of the positive difference between the Nasdaq National Market closing quotation for the Common Stock on March 31, 1996 and the exercise price for each option.


Employment Agreements

      Mr. Steven P. Perskie has an employment agreement with the Company for a three-year term ending May 1, 1997, to serve as Executive Vice President and General Counsel. His initial annual contractual salary was $135,000, with minimum increases of $50,000 in the second and third years. Under the terms of the agreement, upon joining the Company he received a five-year option to purchase 150,000 shares, exercisable in installments at $13.25 per share. Mr. Perskie's agreement contains certain restrictions on competitive activities after the termination of employment.


Compensation of Directors

      During Fiscal 1996, directors who were not also full-time employees of the Company received compensation at an annual rate of $40,000, payable in quarterly installments, and options for 22,500 shares of the Company's Common Stock exercisable at a price equal to the fair market value per share of Common Stock on the date of the grant (April 1, 1995). In addition, directors were paid an attendance fee of $500 for actual attendance at Board or Committee meetings and $250 for attendance by telephone at any such meetings. Fees for Committee meetings are limited to one fee per day, in addition to any fee for attendance at a Board meeting on that day. Committee Chairs also receive an additional fee of $3,500 per year. The Company reimburses the directors for reasonable expenses incurred in attending Board or Committee meetings.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of the close of business on July 19, 1996, certain information with respect to the beneficial ownership of Common Stock (i) by each director and executive officer of the Company, (ii) by all executive officers and directors, as a group, and (iii) by each stockholder who was known to the Company to be the beneficial owner as defined in Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act") of more than 5% of the Common Stock. As noted below, certain information is presented regarding more than 5% beneficial ownership of Common Stock as of December 31, 1995, the last date for reporting significant ownership positions by certain institutions under Securities and Exchange Commission ("SEC") rules. Each of the persons listed below has sole voting and investment power with respect to such shares, unless otherwise indicated.

                                      Number of    Percent of
  Name of Beneficial Owner (1)          Shares       Class
                                     Beneficially Beneficially
                                        Owned        Owned

The Griffin Group, Inc.               4,267,350(2)      13.5%
Edward Fishman                        1,399,959(3)      4.7%
David Fishman                           563,336(4)      1.9%
Thomas E. Gallagher                   1,051,050(5)      3.5%
Howard Goldberg                         886,830(6)      2.9%
Marshall S. Geller                      141,627(7)        *
Steven P. Perskie                        60,000(8)        *
Lee Seidler                             145,250(9)        *
Peter J. Aranow                        258,000(10)        *
Henry M. Applegate, III                         -         -
All directors and executive officers 4,506,052(11)     14.2%
as a group (9 persons)
Chancellor Capital Management, Inc.  2,327,050(12)     7.8%
Neuberger & Berman L.P.              1,539,600(13)      5.2%
_________
* Less than 1%.

(1) The address of The Griffin Group is 780 Third Avenue, Suite 1801, New York, New York 10017. The address of Edward Fishman and David Fishman is 5142 Clareton Drive, Suite 110, Agoura Hills, Los Angeles, California 91301. The address of Thomas Gallagher is c/o The Griffin Group, 780 Third Avenue, Suite 1801, New York, New York 10017. The address of Howard Goldberg, Peter Aranow, Henry M. Applegate, III and Steven Perskie is c/o Players International, Inc., 1300 Atlantic Avenue, Suite 800, Atlantic City, New Jersey 08401. The address of Marshall Geller is c/o Geller & Friend Capital Partners, Inc., 1875 Century Park East, #1770, Los Angeles, California 90067. The address of Lee Seidler is c/o Bear
     Stearns & Co. Inc., 245 Park Avenue, New York, New York 10041. All of the individuals named in the table, except Peter J. Aranow and Henry M. Applegate, III, are directors of the Company.

(2)  Based  upon  information contained in  Amendment  No.  2  to
     Schedule 13D, dated March 7, 1995, as filed with the SEC. Includes 1,680,000 shares that are subject to license warrants that were issued pursuant to a License and Service Agreement (the "License Warrants"). The holdings do not include the holdings of Mr. Thomas Gallagher (President of The Griffin Group, President and Chief Ececutive Officer of GG&E and a director of the Company) or 116,100 shares of Common Stock and 105,000 shares subject to License Warrants that are owned by another executive of the The Griffin Group who is not otherwise associated with the Company.

(3) Includes 150,000 shares that are subject to options that are exercisable within 60 days of July 19, 1996 ("currently exercisable") and 60,000 shares held in trust in the name of Edward Fishman's children.

(4) Includes 262,500 shares that are subject to currently exercisable options.

(5) Includes 101,250 shares that are subject to currently exercisable options and 315,000 shares subject to currently exercisable License Warrants.

(6)  Includes 48,267 shares held in trust and in the name of  Mr.
     Goldberg's children and father-in-law and 581,250 shares that are subject to currently exercisable options.

(7) Includes 119,127 shares subject to currently exercisable options.

(8) Includes 60,000 shares subject to currently exercisable options.

(9) Includes 101,250 shares that are subject to currently exercisable options.

(10) Includes 243,000 shares subject to currently exercisable options.

(11) Includes 1,933,377 shares that are subject to currently exercisable options and warrants.

(12) Reflects  holdings  as  of December  31,  1995  reported  in
     Schedule 13G filed with the SEC. The beneficial owners' address is 1166 Avenue of the Americas, New York, New York 10036. Beneficial ownership of the shares listed herein by Chancellor Capital Management, Inc. and Chancellor Trust Company, as investment advisors for various fiduciary accounts, consists exclusively of sole voting and dispositive power.

(13) Reflects  holdings  as  of December  31,  1995  reported  in
     Schedule 13G filed with the SEC. The beneficial owner's address is 605 Third Avenue, New York, New York 10158-3698. Includes 44,700 shares subject to sole voting power and 1,539,600 shares subject to sole dispositive power. Partners of Neuberger and Berman L.P. have disclaimed ownership of certain of the shares reported herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee of the Board of Directors are Marshall Geller (Chairman), Thomas Gallagher and Lee Seidler. Mr. Geller was a director of Amerihost Properties, Inc. ("Amerihost") and the merchant banking firm with which Mr. Geller was previously affiliated, Golenberg & Geller, Inc. ("GGI"), served from February 1992 until May 1994 as a consultant to Amerihost for which it received a monthly retainer. Amerihost is a party to a joint venture agreement dated May 6, 1993, with the Company relating to the development and operation of a hotel and ancillary facilities adjacent to the landing for the Company's riverboat casino in Metropolis, Illinois (the "Hotel Joint Venture"). For services that GGI rendered to Amerihost, including but not limited to its introduction of Amerihost and the Company and its efforts relating to the Hotel Joint Venture, Amerihost transferred, in 1994, a 12 1/2% interest from its share of the Hotel Joint Venture to GGI.

      Mr. Gallagher has never served as an officer of the Company or any of its subsidiaries. He is President and Chief Executive Officer of The Griffin Group, with which the Company has material business relationships. Mr. Gallagher is also President and Chief Executive Officer of GG&E which owns and operates a casino hotel in Atlantic City, New Jersey.

      The Company entered into a contract, dated July 18, 1995, with Griffin Entertainment, Inc., an affiliate of The Griffin Group and at the time of entry into the contract a subsidiary of GG&E, for the production of theater shows at the Players Island Resort. Under the contract which expired on March 7, 1996, the Company paid an aggregate of $396,000 to Griffin Entertainment, Inc.

      The Company is a party to a license (the "Griffin License") with The Griffin Group, which is a company controlled by Mr. Merv Griffin, a major stockholder of the Company, under which Mr.
Griffin acts as the public representative for all of the Company's riverboat and dockside casinos. In addition, Mr. Griffin provides other services, principally of a promotional nature. This relationship with Mr. Griffin is designed to develop, on the Company's behalf, a high profile in new markets and access to national media. The Company features Mr. Griffin in print, radio and television advertisements. The Company's right to Mr. Griffin's services are exclusive in the riverboat and dockside casino industry, except that Mr. Griffin has the right to represent casinos of GG&E. GG&E currently has only one land-based casino in Atlantic City, New Jersey, although GG&E is believed to be examining the possibility of developing riverboat and other land-based casinos at one or more locations. In consideration of Mr. Griffin's services under the Griffin License, the Company, in 1992, issued to The Griffin Group a warrant to purchase 2.1 million shares of Common Stock an exercise price of $2.67 per share (on a split-adjusted basis). The warrant currently is outstanding and has not been exercised. In addition, the Griffin License requires the Company to pay annual fees to The Griffin Group for each riverboat casino complex equal to the greater of (i) $50,000 or (ii) an amount based upon a percentage of the respective casino's earnings per fiscal year before depreciation, interest and taxes ("EBDIT") for the year.

      The Griffin License has an initial four-year term expiring December 31, 1996; provided, however, the fee payable under clauses (i) or (ii) is not payable with respect to the Metropolis Complex and the Company's original riverboat at the Lake Charles Complex through December 31, 1996. The EBDIT fee payable to The Griffin Group is payable in the following cumulative amounts: to the extent that EBDIT per complex is $15 million or less, the payment is two-thirds of 1% of EBDIT (against which any minimum $50,000 payment for the particular riverboat will be credited); to the extent that EBDIT per complex is more than $15 million but not more than $30 million, the additional payment is 1% of EBDIT in excess of $15 million; and to the extent that EBDIT per complex is more than $30 million, the additional payments will be 1-1/2% of EBDIT in excess of $30 million. The Griffin Group also is entitled to reimbursement of certain expenses and indemnification against certain claims. Mr. Griffin will be entitled to additional compensation, as negotiated in good faith, if he hosts, produces or performs in any shows at a Company casino.

      Subsequent to the end of Fiscal 1996, the Company and The Griffin Group entered into an agreement to modify the Griffin License to reflect the extension of its terms to the Company's second riverboat casino in Lake Charles and its land-based casino in Mesquite effective as of the opening of each facility. The EBDIT fees that would have been payable with respect to these two additional facilities were replaced with one lump-sum payment of approximately $300,000 for Mr. Griffin's services at these facilities through the period ending December 31, 1996. The parties will mutually determine prior to that date whether, and if so, on what terms, the Griffin License will be extended beyond December 31, 1996.

Certain Other Transactions

      During the year ended March 31, 1996, the Company purchased approximately $1,052,000 of merchandise from Marketing Innovations International, Inc. ("MII"). Edward and David Fishman, along with their brother, Stanley Fishman (who resigned as a director of the Company effective March 31, 1994), own a majority of the common stock of MII. The Company expects to continue to purchase merchandise from MII. In the opinion of the Company, the merchandise purchased from MII is at prices comparable to that which could have been obtained from unaffiliated vendors for comparable merchandise.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PLAYERS INTERNATIONAL, INC.


Date: July 29, 1996           /s/ Henry M. Applegate
                              Henry M. Applegate
                              Senior Vice President and Chief
Finanical Officer


Date:  July 29, 1996          /s/ Peter J. Aranow
                              Peter J. Aranow
                              Executive Vice President - Finance,
                              Treasurer and Secretary