Form 10-Q
period 1996-06-30
PLAYERS INTERNATIONAL INC /NV/
filed 1996-08-12
CIK 796912

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                          _____________

                            FORM 10-Q


(Mark One)

[  X  ]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
          SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 1996

                               or

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
          SECURITIES EXCHANGE ACT OF 1943

          For the transition period from __________to ___________

             Commission file number         0-14897


                          Players International, Inc.

        Nevada                               95-4175832
(State or other jurisdiction of         (I.R.S. employer
incorporation or organization)         identification no.)

  1300 Atlantic Ave., Suite 800  Atlantic City, NJ    08401
(Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code: (609) 449-7777


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


              APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the registrant's classes of common stock was 29,187,480 shares at August 12, 1996.



          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES

                              INDEX


PART  I - FINANCIAL  INFORMATION
PAGE

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets at
     June 30, 1996 and March 31, 1996                   1

     Condensed Consolidated Statements of
     Operations for the Three Months Ended
     June 30, 1996 and 1995                             3

     Condensed Consolidated Statements of
     Cash Flows for the Three Months Ended
     June 30, 1996 and 1995                             4

     Notes to Condensed Consolidated
     Financial Statements                               5

Item 2.  Management's Discussion and Analysis
     of Results of Operations and Financial
     Condition                                          7


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                              11

Item 6. Exhibits and Reports on Form 8-K               13

     Signature                                         14




PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)

                             ASSETS

                                   June 30, 1996  March 31,1996
                                     (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents         $   20,610  $   18,786
    Marketable securities, net             2,945       4,461
    Accounts receivable, net of
allowance for doubtful accounts of
$280  at  June 30, 1996 and $118  at
March 31, 1996                             6,610       4,541
    Notes receivable                         768       3,062
    Inventories                            3,005       2,719
    Deferred income tax                    2,978       2,970
      Prepaid  expenses  and   other
current assets                             2,806       5,044

           Total current assets           39,722      41,583

PROPERTY  AND  EQUIPMENT,   net   of
accumulated depreciation and
amortization of $27,119 at June  30,
1996 and $23,078 at March 31, 1996       289,775     279,916

DEFERRED INCOME TAX - long-term            4,897       4,897

INTANGIBLES, net of accumulated
amortization of $2,013 at June 30,
1996 and $1,714 at March 31, 1996         36,966      37,126

INVESTMENT IN JOINT VENTURE               59,474      39,474

OTHER ASSETS                               9,674      10,436

           TOTAL ASSETS                $ 440,508   $ 413,432




          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
            (dollars in thousands, except par value)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                  June 30, 1996 March 31,1996
                                   (Unaudited)


CURRENT LIABILITIES:
    Accounts payable                    $   7,643  $   6,736
    Accrued liabilities                    26,299     32,432
    Other liabilities                       1,662        537

       Total current liabilities           35,604     39,705

OTHER LONG-TERM LIABILITIES                27,079     27,100

LONG-TERM DEBT, net of current portion    179,500    153,000

STOCKHOLDERS' EQUITY:
    Preferred  stock,  no  par  value,
Authorized--10,000,000 shares
      Issued and outstanding--none
    Common  stock,  $.005  par  value,
Authorized--90,000,000 shares
       Issued--29,859,580 at June  30,
1996 and March 31, 1996                       149        149
   Additional paid-in capital             123,670    123,719
     Unrealized  loss  on   marketable
securities, net of tax                       (16)        (1)
    Treasury  stock, at cost;  672,100    (7,294)    (7,294)
shares at June 30, 1996 and
March 31, 1996
   Retained earnings                       81,816     77,054

  Total Stockholders' Equity              198,325    193,627

  TOTAL  LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $ 440,508  $ 413,432



          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars in thousands, except per share data)
                           (Unaudited)

                                     For the Three Months
                                        Ended June 30,
                                          1996         1995
REVENUES:
  Casino                               $  72,252   $  63,110
  Food and beverage                        3,705       1,668
  Hotel                                    1,811           -
  Other                                    1,843         834
                                          79,611      65,612

COSTS AND EXPENSES:
  Casino                                  31,455      24,399
  Food and beverage                        3,745       1,547
  Hotel                                      827           -
  Other gaming related expenses           23,593      14,496
  Corporate administrative expenses        2,372       1,830
  Pre-opening and gaming development
costs                                      1,411       5,758
  Depreciation and amortization            4,636       3,477
                                          68,039      51,507

Income before other income (expense)
and provision for income taxes            11,572      14,105

OTHER INCOME (EXPENSE):
  Interest income                            113       2,123
  Other income (expense), net               (15)         304
  Interest expense                       (3,864)     (3,388)

Income before provision for income
taxes                                      7,806      13,144

PROVISION FOR INCOME TAXES                 3,044       5,126

NET INCOME                             $   4,762   $   8,018

EARNINGS PER COMMON AND COMMON
 SHARE EQUIVALENT
Primary                                  $  0.15     $  0.25
Fully Diluted                               0.15        0.25

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
Primary                               31,217,804  32,473,170
Fully Diluted                         31,217,804  32,473,501

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)
                          (Unaudited)
                                           For the Three Months
                                                 Ended June 30,
                                             1996     1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                             $ 4,762   $ 8,018
 Adjustments to reconcile net income to
net cash provided by operating
activities:
    Depreciation and amortization            4,636     3,477
    Other                                      189     (547)
    Changes in assets and liabilities:
    Accounts and notes receivable               62   (1,631)
    Inventories, prepaid expenses and
other current assets                         1,878   (2,153)
  Other assets                                 331   (7,248)
  Accounts payable and accrued             (7,732)   (4,776)
liabilities
 Other liabilities                           (263)        45
Income tax payable                           3,356     (217)

Net cash provided by (used in) operating
activities                                   7,219   (5,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net purchases of property and equipment  (13,314)  (29,704)
Purchase of marketable securities               -  (117,277)
 Proceeds from sale of marketable
securities                                  1,467     19,245
    Investment in joint venture          (20,000)          -

Net cash used in investing activities    (31,847)  (127,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt    26,500   150,000
Payments of long-term debt                       -   (8,876)
Proceeds from exercise of stock options          -     1,157
Other                                         (48)       (1)

Net cash provided by financing
activities                                  26,452   142,280

NET INCREASE IN CASH AND CASH
EQUIVALENTS                                  1,824     9,512

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                   18,786    23,886

CASH AND CASH EQUIVALENTS AT END OF       $ 20,610  $ 33,398
PERIOD

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                         $  8,855  $    187
    Income taxes paid                            4     5,350
    Unrealized gain (loss) on marketable
securities, net of tax                        (23)       394




          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended March 31, 1996. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made.

      The  results of operations for the three month period ended
June 30, 1996, are not necessarily indicative of the operating results for the full year.

      Certain  reclassifications have been made to the  financial
statements   as  previously  presented  to  conform  to   current
classifications.


Note 2 - Casino Revenues and Promotional Allowances

      Casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary admissions, food and beverage and other items furnished to customers, which totaled approximately $6,900,000 and $3,941,000 for the three months ended June 30, 1996 and 1995.

      The estimated cost of providing such complimentary services
are   included  in  casino  costs  and  expenses  through  inter-
department allocations from the department granting the services as follows (dollars in thousands):
                                      For the Three Months
                                        Ended June 30,

                                       1996          1995
Food and beverage                     $  5,726      $  2,784
Hotel                                      274             -
Admissions and other                       294           810
                                      $  6,294      $  3,584


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


Note 4 - Primary and Fully Diluted Shares

      Per share amounts have been computed based on the weighted average number of outstanding shares and common stock equivalents, if dilutive, during each period. A summary of the number of shares used in computing primary earnings per share follows:

                                      For the Three Months
                                       Ended June 30,

                                    1996            1995
Weighted average number of shares
outstanding                         29,494,862    29,726,225
Dilutive  effect of  options  and
warrants                             1,722,942     2,746,945
Shares  used in computing primary   31,217,804    32,473,170
earnings per share


      The number of shares used in computing fully diluted earnings per share is as follows:

                                     For the Three Months
                                       Ended June 30,

                                      1996          1995
Weighted average number of shares
outstanding                         29,494,862    29,726,225
Dilutive  effect of  options  and
warrants                             1,722,942     2,747,276
Shares  used  in computing  fully   31,217,804    32,473,501
diluted earnings per share


Note 5 - Long-Term Debt

      On August 25, 1995, the Company entered into a $120,000,000 reducing revolving credit agreement (the "Credit Line") with a consortium of banks. As of June 30, 1996, there was $29,500,000 outstanding under the Credit Line. Under the Credit Line financial covenant ratios, the Company has $38,300,000 of borrowing capacity as of August 9, 1996.


Note 6 - Stockholders' Equity

     During the quarter ended June 30, 1996, 100,000 put options sold by the Company on its shares with strike prices ranging from $11.00 to $11.50 per share were exercised. The Company elected to settle these exercises in cash. The net effect of these exercises reduced cash and stockholders' equity by $49,000.


 Note 7 - Contingencies

      In 1996, Louisiana enacted legislation providing for local (parish-wide) option elections in November 1996 which will give the voters the opportunity to decide whether to continue gaming in their parishes. If a majority of the voters elect to prohibit riverboat gaming activities in Calcasieu Parish, the Company would be allowed to continue gaming at its Louisiana facilities until the expiration of its gaming licenses in August and
December of 1998. At June 30, 1996, the Company had approximately $213,300,000 invested in Louisiana and generated approximately $47,300,000 in net gaming revenues during the first quarter of fiscal 1997.


Item 2.     Management's  Discussion and  Analysis  of  Financial
      Condition and Results of Operations

Comparison of Operating Results for the Three Month Periods ended
June 30, 1996 and 1995

     The Company is a developer and operator of gaming, resort and entertainment facilities. These include a riverboat casino in Metropolis, Illinois, two riverboat casinos in Lake Charles, Louisiana and a land based casino resort in Mesquite, Nevada, which opened on June 29, 1995. The Company also operates a thoroughbred racetrack in Paducah, Kentucky and, through a joint venture, is co-developing a riverboat casino entertainment complex in Maryland Heights, Missouri. The Company's fiscal year ends on March 31. References to the first quarter of 1997 or 1996, mean the three month periods ended June 30, 1996 and June 30, 1995, respectively.

Results of Operations

Financial Highlights
                                                     % Increase
Three months ended June 30           1996     1995   (Decrease)
(Dollars in thousands,
 except per share amounts)

Casino Revenues
Metropolis                         $19,152  $19,596   (2.3)%
Lake Charles                        47,348   43,448     9.0%
Mesquite                             5,752       66     n.m.
                                   $72,252  $63,110    14.5%
Total Revenues
Metropolis                         $19,924  $20,492   (2.8)%
Lake Charles                        49,827   44,609    11.7%
Mesquite                             9,540      151     n.m.
Other                                  320      360  (11.1)%
                                   $79,611  $65,612    21.3%
Operating Income
Metropolis                         $ 5,735  $ 7,216  (20.5)%
Lake Charles                        11,430   14,790  (22.7)%
Mesquite                           (1,348)     (58)     n.m.
Corporate, Development and Pre-
opening expenses                   (4,245)  (7,843)    45.8%
                                   $11,572  $14,105  (18.0)%
Operating Margin (operating
income/total revenues)
Metropolis                       28.8%      35.2%   (6.4)pts
Lake Charles                     22.9%      33.2%  (10.3)pts
Mesquite                          Neg.       Neg.       n.m.
Consolidated                     14.5%      21.5%   (7.0)pts

Depreciation and amortization        4,636    3,477    33.3%
Interest expense, net
                                     3,751    1,265   196.5%
Net income                         $ 4,762  $ 8,018  (40.6)%
Net income per share               $  0.15  $  0.25  (40.0)%

n.m. - not meaningful
neg. - negative

     The 21.3% increase in revenues during the 1997 first quarter versus the 1996 first quarter, resulted from the opening of Players Island Resort in Mesquite and the addition of gaming, dining, entertainment and parking capacity in Lake Charles.

     Players Island Resort in Mesquite is a 500 room resort hotel, with a 40,000 square foot casino and a wide variety of dining, entertainment, sports and spa facilities. It opened on June 29, 1995, thus having negligible impact on operations for the first quarter of 1996. An 18-hole championship golf course is presently under construction, with an expected opening in October 1996.

     In Lake Charles, the Company added the Star riverboat on April 27, 1995, doubling the then-existing gaming space. In October 1995, Players II was replaced with the larger Players III riverboat. In December 1995, a 540 space patron parking garage opened and, in February 1996, a 60,000 square foot floating entertainment "island" added significant dining and entertainment offerings.

     In anticipation of the December 1995 opening of a competing riverboat casino in Evansville, Indiana, the original Metropolis Players I riverboat was replaced with the larger Players II riverboat in November 1995. In May 1996, a 200 space riverfront parking facility opened. The increased competitiveness of the improved facility limited the impact of the new competition on Metropolis' revenues.

     Overall operating income decreased 18.0%. The Company invested in additional gaming, entertainment and logistical capacity in Metropolis and Lake Charles in order to meet the demands of new competition. This resulted in increased staffing costs as well as increases in other operating expenses at both facilities. Simultaneously, to maintain or increase market share, the level of expenditure for advertising, marketing, promotions and entertainment was also increased at all properties. In Lake Charles, the per passenger tax paid to local governments was increased by $.50 in August 1995, while admissions charges in both Lake Charles and Metropolis and all parking fees in Lake Charles were eliminated. The operating loss in Mesquite reflects the less than anticipated growth in gaming volume despite very favorable guest response to the resort and spa facilities. Hotel occupancy in Mesquite was 84.5% for the first quarter of 1997.

     The  Mesquite property opened on June 29, 1995, and the Lake
Charles  Star opened on April 27, 1995.  As a result, pre-opening expenses  in  the  first quarter of 1996 were approximately  $3.8 million higher than the first quarter of 1997.

     Depreciation and amortization expense increased primarily as a result of the opening of Players Island Resort in Mesquite and the additional Lake Charles facilities as well as the operation of the Lake Charles Star for the full 1997 quarter compared to two months in the 1996 quarter. The increase was offset by a change in the estimated useful lives of certain depreciable assets and intangibles, effective October 1, 1995.

      In 1996, Louisiana enacted legislation providing for local (parish-wide) option elections in November 1996 which will give the voters the opportunity to decide whether to continue gaming in their parishes. If a majority of the voters elect to prohibit riverboat gaming activities in Calcasieu Parish, the Company would be allowed to continue gaming at its Louisiana facilities until the expiration of its gaming licenses in August and
December of 1998. At June 30, 1996, the Company had approximately $213.3 million invested in Louisiana and generated approximately $47.3 million in net gaming revenues during the first quarter of fiscal 1997.

Other Factors Affecting Net Income

     Net interest expense increased by $2.5 million for the three months ended June 30, 1996, versus the same period in the prior year. Interest cost reflects the $150 million, 10-7/8% Senior Notes issued in April 1995, borrowings under a $120 million revolving bank credit facility entered into in August 1995 (totaling $29.5 million as of June 30, 1996) and imputed interest associated with the August 1995 acquisition of the Downtowner Hotel in Lake Charles. Capitalized interest increased by approximately $1.0 million in the first quarter of 1997, to $1.2 million, due to the ongoing investment in the Maryland Heights
project   and  the  development  of  the  Mesquite  golf  course.
Interest income decreased by $2.0 million, as a result of the decrease in investable funds resulting from capital expenditures in Lake Charles, Maryland Heights and Mesquite.

Capital Resources, Capital Spending and Liquidity

     During the first quarter of 1997, cash flow from operations and $26.5 million in borrowings from the Company's $120 million revolving bank credit facility were the sources of funds for capital expenditures, investment in joint venture, debt service and other corporate requirements. During the comparable period in 1996, the primary source of funds for such purposes was the proceeds from the April 1995 issuance of $150 million of 10-7/8% Senior Notes.

     Operating activities provided $7.2 million in cash in the first quarter of 1997, while using $5.0 million in the first quarter of 1996. The increase is primarily attributable to the issuance costs associated with the Senior Notes in the 1996 first quarter, and a timing change in the payment of quarterly Federal income taxes in the 1997 first quarter.

     Capital expenditures during the 1997 first quarter totaled $13.3 million, primarily for the ongoing development of the golf course in Mesquite and maintenance capital spending at the Company's three major operating facilities. Capital expenditures do not include a $20.0 million investment during this quarter in the unconsolidated joint venture which is constructing the casino-entertainment facility in Maryland Heights.

     Capital  expenditures during the 1996 first quarter  totaled
$29.7 million, which consisted principally of construction costs for Players Island Resort in Mesquite and the addition of the Lake Charles Star.

     The Company has never declared or paid cash dividends on its Common Stock. Under the terms of the revolving bank credit facility, the Company cannot pay cash dividends to the holders of the Common Stock. The Company presently intends to retain earnings to finance the operation and expansion of its business.

      The Company's portion of the Maryland Heights project is expected to cost approximately $143 million, excluding capitalized interest. As of June 30, 1996, the Company had funded approximately $64.6 million of this amount. The project is expected to open in early 1997, subject to the receipt of all necessary gaming approvals. Management believes that existing cash balances, anticipated cash flow from operations and amounts available under its bank credit facility will be sufficient to complete the Maryland Heights project and the Mesquite golf course. The credit agreement contains certain financial covenants requiring the Company to maintain a specified tangible net worth and to meet certain financial ratios. The credit agreement also contains covenants that restrict the ability of the Company to incur additional debt, make significant capital expenditures or commit funds to new business ventures. As of August 9, 1996, the Company has $38.3 million of borrowing capacity with $24 million of borrowings outstanding under the bank credit agreement. Should other developmental projects be undertaken by the Company it is probable that additional financing would be required.

Forward-Looking Information

      Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as
amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the effects of competition, plans for projects currently under development, plans for future expansion and property enhancements, business development activities, capital expenditure programs and requirements, financing sources and the effects of regulation (including gaming licensure and regulation, state and local regulation and tax regulation). Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These uncertainties and risks include, but are not limited to, those relating to conducting operations in an increasingly competitive environment, conducting operations at a newly or recently developed site or in a jurisdiction for which gaming has recently been permitted, changes in gaming, state and local laws and regulations (including local referenda to terminate the authority to conduct gaming operations), development and construction activities, leverage and debt service requirements (including sensitivity to fluctuation in interest rates), general economic conditions, changes in federal or state tax laws, action taken under applications for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and regulations) and the legalization of gaming in certain jurisdictions.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

      The Company has the following developments to report concerning outstanding legal matters previously reported:

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

Poulos and Ahern Litigation

     The Company, certain suppliers and distributors of video poker and electronic slot machines and over forty other casino operators have been named as defendants in a class action suit filed April 26, 1994 in the United States District Court, Middle District of Florida, by William Ahern and William H. Poulos. The plaintiffs allege common law fraud and deceit, mail fraud, wire fraud and Racketeer Influenced and Corrupt Organizations Act violations in the marketing and operation of video poker games and electronic slot machines. The suit seeks unspecified damages and recovery of attorney's fees and costs. On December 9, 1994, an Order was entered by the District Court in Florida transferring the consolidated action to the United States District Court for the District of Nevada. The defendants filed various motions seeking dismissal of the action. On April 17, 1996, the Court dismissed plaintiffs' Complaint without prejudice for failure to plead their claims with specificity and dismissed defendants' remaining substantive motions as moot. The Court permitted plaintiffs until May 31, 1996 to file an Amended Complaint, within which time an Amended Complaint was filed. The Company refiled its substantive motions for dismissal of the
Amended  Complaint,  which motions are  currently  pending.   The
Company believes that the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

Schreier v. Players International, Inc., et al.

     On or about October 27, 1995 the Company was served with a purported class action in the United States District Court for the District of Nevada which is essentially identical to the Poulos and Ahearn litigation, except for certain variations in the definition of the purported class. The Company has filed motions to dismiss the Complaint, which are substantively similar to those filed in the Poulos and Ahearn matter.

Hyland vs. Players International, Inc., et al

      This purported class action was filed on May 5, 1995 in the United State District Court, District of New Jersey seeking damages for violation of the Sherman Anti-Trust Act, the Federal Fair Credit Reporting Act and various State law causes of action arising out of an alleged conspiracy on the part of the casino industry to prohibit card counters from playing blackjack. The Compliant named 88 defendants consisting of virtually every casino operating in the North America continent. On October 25, 1995, the Company successfully obtained a voluntary dismissal without prejudice of the plaintiff's Complaint on the grounds that the plaintiff had failed to name the proper corporate entities. On May 30, 1996, the Company granted defendants'
motion to dismiss plaintiff's Complaint with prejudice. The Plaintiff failed to appeal this ruling within the appropriate time frame and the dismissal of the Plaintiff's complaint is final.



Item 6.        Exhibits and Reports on Form 8-K


Exhibits Filed with this Form 10-Q

 Exhibit No.      Exhibit Description

3.2       By-laws,  as  amended,  of Players  International, Inc.

23.1      Consent of Ernst & Young LLP

23.2      Consent of Ernst & Young LLP

27.0      Financial Data Schedule



Reports on Form 8-K Filed During Quarter

None


                           SIGNATURES

      Pursuant to the requirements of the Securities and Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                         PLAYERS INTERNATIONAL, INC.

Date: August 12, 1996    By: /s/ Henry M. Applegate
                         Henry  M.  Applegate,  Senior  Vice President,
                         Chief  Financial Officer and Chief  Accounting
                         Officer