Form 10-Q
period 1996-09-30
PLAYERS INTERNATIONAL INC /NV/
filed 1996-11-14
CIK 796912

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------

                                    FORM 10-Q


(Mark One)

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES
          EXCHANGE ACT OF 1934


          For the quarterly period ended                September 30, 1996
                                         ---------------------------------

                                       or

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES
          EXCHANGE ACT OF 1943

          For the transition period from _________________ to ________________

                         Commission file number 0-14897


                           Players International, Inc.

          Nevada                                      95-4175832
(State or other jurisdiction               (I.R.S. employer identification no.)
of incorporation or organization)


   1300 Atlantic Ave., Suite 800          Atlantic City, NJ           08401
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code      (609) 449-7777
                                                   -------------------------


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

         The number of shares outstanding of each of the registrant's classes of common stock was 29,187,480 shares at November 8, 1996.

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                   PAGE

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 1996 and
         March 31, 1996                                                                             1

         Condensed Consolidated Statements of Operations for the Three and Six
         Months Ended September 30, 1996 and 1995                                                   3

         Condensed Consolidated Statements of Cash Flows for the Three and Six
         Months Ended September 30, 1996 and 1995                                                   4

         Notes to Condensed Consolidated Financial Statements                                       5

Item 2.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition                                                                        8


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         13

Item 6.  Exhibits and Reports on Form 8-K                                                          14

         Signatures                                                                                15



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                     ASSETS

                                                                             September 30, 1996    March 31, 1996
                                                                             ------------------    --------------
                                                                                 (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                    $   16,746         $    18,786
    Marketable securities, net                                                           --               4,461
    Accounts receivable, net of allowance for doubtful accounts of
      $298 at September 30, 1996 and $118 at March 31, 1996                           3,688               4,541
    Notes receivable                                                                    600               3,062
    Inventories                                                                       3,046               2,719
    Deferred income tax                                                               2,969               2,970
    Prepaid expenses and other current assets                                         5,584               5,044
                                                                                -----------         -----------

           Total current assets                                                      32,633              41,583
                                                                                 ----------          ----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $31,139 at September 30, 1996 and $23,078
   at March 31, 1996                                                                292,609             279,916
                                                                                 ----------

DEFERRED INCOME TAX - long-term                                                       4,897               4,897
                                                                                -----------         -----------

INTANGIBLES, net of accumulated amortization of $2,105
   at September 30, 1996 and $1,714 at March 31, 1996                                36,640              37,126
                                                                                 ----------         -----------

INVESTMENT IN JOINT VENTURE                                                          59,474              39,474
                                                                                 ----------         -----------

OTHER ASSETS                                                                          9,216              10,436
                                                                                -----------         -----------

           TOTAL ASSETS                                                           $ 435,469           $ 413,432
                                                                                  =========           =========




         The accompanying notes are an integral part of these condensed consolidated statements.

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except par value)

                      LIABILITIES AND STOCKHOLDERS' EQUITY





                                                                   September 30, 1996    March 31, 1996
                                                                   ------------------    --------------
                                                                       (Unaudited)
CURRENT LIABILITIES:
    Current portion of Long-Term debt                                  $  24,000           $    --
    Accounts payable                                                       5,631               6,736
    Accrued liabilities                                                   25,435              32,432
    Other liabilities                                                      6,443                 537
                                                                                           ---------

           Total current liabilities                                      61,509              39,705
                                                                       ---------           ---------

OTHER LONG-TERM LIABILITIES                                               29,462              27,100
                                                                       ---------           ---------

LONG-TERM DEBT NET OF CURRENT PORTION                                    150,000             153,000
                                                                       ---------           ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, Authorized--10,000,000 shares
      Issued and outstanding--none                                          --                  --
   Common stock, $.005 par value, Authorized--90,000,000 shares
      Issued--29,859,580 at September 30, 1996 and March 31, 1996            149                 149
   Additional paid-in capital                                            123,670             123,719
   Unrealized loss on marketable securities, net of tax                     --                    (1)
   Treasury stock, at cost; 672,100 shares at September 30, 1996          (7,294)             (7,294)
     and March 31, 1996
   Retained earnings                                                      77,973              77,054
                                                                       ---------           ---------

              Total Stockholders' Equity                                 194,498             193,627
                                                                       ---------           ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 435,469           $ 413,432
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

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (Unaudited)



                                                          For the Three Months                 For the Six Months
                                                           Ended September 30,                 Ended September 30,
                                                         1996               1995              1996              1995
                                                         ----               ----              ----              ----
REVENUES:
 Casino                                            $     67,260       $     73,743       $    139,512       $    136,853
 Food and beverage                                        3,704              3,502              7,409              5,170
 Hotel                                                    1,768              1,600              3,579              1,600
 Other                                                    1,676              1,451              3,519              2,285
                                                   ------------       ------------       ------------       ------------
                                                         74,408             80,296            154,019            145,908
                                                   ------------       ------------       ------------       ------------

COSTS AND EXPENSES:
 Casino                                                  30,227             29,843             61,682             54,241
 Food and beverage                                        3,708              4,194              7,453              5,740
 Hotel                                                      802                908              1,629                918
 Other gaming related expenses                           24,031             21,158             47,624             35,645
 Corporate administrative expenses                        2,690              2,494              5,062              4,324
 Pre-opening and gaming development costs                 1,884              2,237              3,295              7,995
 Depreciation and amortization                            4,746              5,780              9,382              9,258
 Restructuring charge                                     9,007               --                9,007               --
                                                   ------------       ------------       ------------       ------------
                                                         77,095             66,614            145,134            118,121
                                                   ------------       ------------       ------------       ------------

 Income (loss) before other income (expense)
   and provision (benefit) for income taxes              (2,687)            13,682              8,885             27,787
                                                   ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
 Interest income                                             55              2,060                168              4,183
 Other income, net                                           81                 72                 66                377
 Interest expense                                        (3,749)            (3,963)            (7,613)            (7,352)
                                                   ------------       ------------       ------------       ------------
                                                         (3,613)            (1,831)            (7,379)            (2,792)
                                                   ------------       ------------       ------------       ------------
 Income (loss) before provision (benefit) for
  income taxes                                           (6,300)            11,851              1,506             24,995

PROVISION (BENEFIT) FOR INCOME
  TAXES                                                  (2,457)             4,622                587              9,748
                                                   ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                  ($     3,843)      $      7,229       $        919       $     15,247
                                                   ============       ============       ============       ============

EARNINGS (LOSS) PER COMMON AND
  COMMON SHARE EQUIVALENT
     Primary                                       $      (0.12)      $       0.22       $       0.03       $       0.47
     Fully Diluted                                 $      (0.12)      $       0.22       $       0.03       $       0.47

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
     Primary                                         30,964,067         32,730,731         31,106,399         32,602,273
     Fully Diluted                                   30,964,067         32,730,819         31,106,399         32,602,654



         The accompanying notes are an integral part of these condensed consolidated statements.

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                                  For the Six Months
                                                                                  Ended September 30,
                                                                                  -------------------
                                                                                  1996            1995
                                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $     919       $  15,247
    Adjustments to reconcile net income to net cash provided
      by operating activities:
       Depreciation and amortization                                               9,382           9,258
       Other                                                                         240          (2,169)
    Changes in assets and liabilities:
        Accounts and notes receivable                                              3,266          (2,276)
        Inventories, prepaid expenses and other current assets                      (867)         (2,697)
        Other assets                                                                 572         (10,235)
        Accounts payable and accrued liabilities                                  (8,200)         (7,025)
        Other liabilities                                                          8,469             197
                                                                               ---------       ---------

    Net cash provided by operating activities                                     13,781             300
                                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net purchases of property and equipment                                      (21,174)        (56,336)
    Purchase of marketable securities                                               --          (170,806)
    Proceeds from sale of marketable securities                                    4,401          79,244
    Investment in joint venture                                                  (20,000)           --

    Net cash used in investing activities                                        (36,773)       (147,898)
                                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                      21,000         150,000
    Payments of long-term debt                                                      --            (9,071)
    Proceeds from exercise of stock options                                         --             1,260
    Other                                                                            (48)             (1)
                                                                               ---------       ---------

    Net cash provided by financing activities                                     20,952         142,188
                                                                               ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (2,040)         (5,410)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  18,786          23,886
                                                                               ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  16,746       $  18,476
                                                                               =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                              $  10,232       $     275
    Income taxes paid                                                              3,827           8,596
    Unrealized gain on marketable securities, net of tax                            --               394
    Debt incurred to purchase land and equipment                                    --               667
    Accrued liabilities incurred to purchase property and equipment                 --             5,500
    Other long-term liabilities relating to costs in excess of fair value
       of tangible assets acquired                                                  --            14,656





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

         The results of operations for the six month period ended September 30, 1996, are not necessarily indicative of the operating results for the full year.

         Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.


Note 2 - Casino Revenues and Promotional Allowances

         Casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary food and beverage, hotel accommodations and other items furnished to customers, which totaled approximately $6,717,000 and $5,764,000, and $13,617,000 and $9,705,000 for the
three and six months ended September 30, 1996 and 1995, respectively.

         The estimated cost of providing such complimentary services are included in casino costs and expenses through inter-department allocations from the department granting the services as follows (dollars in thousands):


                          For the Three Months       For the Six Months
                           Ended September 30,       Ended September 30,
                          ---------------------      -------------------
                           1996          1995        1996          1995
                           ----          ----        ----          ----
Food and beverage         $ 5,342      $ 4,002      $11,068      $ 6,786
Hotel                         252         --            526         --
Admissions and other          361        1,086          655        1,896
                                       -------      -------      -------
                          $ 5,955      $ 5,088      $12,249      $ 8,682
                                                    =======      =======


Note 3 - Pre-opening and Gaming Development Costs

         All costs in connection with the identification and development of new gaming jurisdictions and sites are expensed, except for the cost of property and equipment which is capitalized.

Note 4 - Primary and Fully Diluted Shares

         Per share amounts have been computed based on the weighted average number of outstanding shares and common stock equivalents, if dilutive, during each period. A summary of the number of shares used in computing primary earnings per share follows:


                                                    For the Three Months              For the Six Months
                                                     Ended September 30,              Ended September 30,
                                                    ---------------------            --------------------
                                                     1996            1995             1996            1995
                                                     ----            ----             ----            ----
Weighted average number of shares outstanding      29,494,862      30,051,219      29,494,862      29,889,606
Dilutive effect of options and warrants             1,469,205       2,679,512       1,611,537       2,712,667
                                                   ----------      ----------      ----------      ----------
Shares used in computing primary earnings
    per share                                      30,964,067      32,730,731      31,106,399      32,602,273
                                                   ==========      ==========      ==========      ==========






                                                       For the Three Months             For the Six Months
                                                        Ended September 30,             Ended September 30,
                                                       ---------------------            -------------------
                                                        1996            1995            1996           1995
                                                        ----            ----            ----           ----
Weighted average number of shares outstanding        29,494,862      30,051,219      29,494,862      29,889,606
Dilutive effect of options and warrants               1,469,205       2,679,600       1,611,537       2,713,048
                                                     ----------      ----------      ----------      ----------
Shares used in computing fully diluted earnings
    per share                                        30,964,067      32,730,819      31,106,399      32,602,654
                                                     ==========      ==========      ==========      ==========



Note 5 - Long-Term Debt

         On August 25, 1995, the Company entered into a $120,000,000 reducing revolving credit agreement (the "Credit Facility") with a consortium of banks. As of September 30, 1996, there was a balance of $24,000,000 outstanding under the Credit Facility ($32,000,000 as of November 14, 1996).

         In October 1996, the Company informed the banks party to the Credit Facility that it had not achieved the $65 million level of earnings before interest, taxes, depreciation and amortization for the four consecutive quarters ended September 30, 1996 as required by the covenants of the Credit Facility, and thus was in default under the Credit Facility. The banks have temporarily waived such default pending negotiation and documentation of a definitive amendment to the Credit Facility (the "Amended Credit Facility"). The Company expects to have the Amended Credit Facility completed in December, 1996. Until a definitive amendment to the Credit Facility is executed, borrowings under the Credit Facility will be classified as current liabilities.

         Long-term debt as of September 30, 1996 consisted exclusively of $150,000,000 in 10 7/8% Senior Notes due 2005.


Note 6 - Restructuring Charge

         During the quarter ended September 30, 1996, the Company decided to significantly reduce its pursuit of development opportunities in new or emerging jurisdictions and instead concentrate on improving its existing operations. This resulted in the sale of a non-operating riverboat held for future deployment and a corporate aircraft, the closure of two development offices and the retirement or termination of 21 senior management and staff. The affected employees included those specifically responsible for the Company's developmental activities and others necessitated to effect the Company's revised business plan. The one-time charge of $9,007,000 consists principally of the net loss on the disposal of assets held for or used in development activities and the cost of employee severance arrangements.


 Note 7 - Subsequent Events

         On November 5, 1996, the voters of Calcasieu Parish, Louisiana, by a two to one margin, voted in favor of the continuation of riverboat gaming in the parish in a referendum authorized by the Louisiana legislature. This vote means that the Company may continue to operate its facilities at the present site in Lake Charles, subject to the timely renewal of its current licenses. Under current Louisiana law, any application to locate any other riverboat facility in the parish, or to change the location of an existing riverboat to another docking site within the parish, will require the approval of the voters in another referendum in the parish.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The Company operates gaming, resort and entertainment facilities. These include a riverboat casino in Metropolis, Illinois, two riverboat casinos in Lake Charles, Louisiana and a land-based casino resort in Mesquite, Nevada. The Company also owns and operates a thoroughbred racetrack in Paducah, Kentucky. A joint venture riverboat casino entertainment complex in Maryland Heights, Missouri, is presently under construction.

         The Company's fiscal year ends on March 31. References to the second quarter of 1997 or 1996, mean the three month periods ended September 30, 1996 and September 30, 1995, respectively.


Comparison of Operating Results for the Three Month periods ended
September 30, 1996 and 1995

Results of Operations
Financial Highlights



                                                                                                             % Increase
Three months ended September 30                                        1996                  1995            (Decrease)
                                                                       ----                  ----            ----------
(Dollars in thousands, except per share amounts)
Casino revenues
         Metropolis                                                    $20,385              $23,367             (12.8)%
         Lake Charles                                                   41,407               44,869              (7.7)%
         Mesquite                                                        5,468                5,507              (0.7)%
                                                                       -------              -------             -----
                                                                       $67,260              $73,743              (8.8)%
Total revenues
         Metropolis                                                    $21,263              $24,465             (13.1)%
         Lake Charles                                                   43,547               46,294              (5.9)%
         Mesquite                                                        9,269                9,181               1.0%
         Other                                                             329                  356              (7.6)%
                                                                       -------              -------             -----
                                                                       $74,408              $80,296              (7.3)%
Operating income (loss)
         Metropolis                                                     $6,115               $9,552             (36.0)%
         Lake Charles                                                    7,052               12,516             (43.7)%
         Mesquite                                                       (1,755)              (3,337)             47.4%
         Corporate, development and pre-opening expenses                (5,092)              (5,049)             (0.9)%
         Restructuring charge                                           (9,007)                  --                --
                                                                       -------              -------             -----
                                                                       ($2,687)             $13,682            (119.6)%
                                                                       -------              -------             -----
Operating margin (operating income/total revenues)
         Metropolis                                                       28.8%                39.0%            (10.2) pts.
         Lake Charles                                                     16.2%                27.0%            (10.8) pts.
         Mesquite                                                         Neg.                 Neg.               n.m.
         Consolidated, excl. restructuring charge                          8.5%                17.0%             (8.5) pts.
         Consolidated                                                     Neg.                 17.0%              n.m.
                                                                       -------              -------             -----
Depreciation and amortization                                           $4,746               $5,780             (17.9)%
                                                                       -------              -------             -----
Interest expense, net                                                   $3,694               $1,903               94.1%
                                                                       -------              -------             -----
Net income, excl. restructuring charge                                  $1,651               $7,229             (77.2)%
                                                                       -------              -------             -----
Net income (loss)                                                      ($3,843)              $7,229            (153.2)%
                                                                       -------              -------             -----

Net income per share, excl. restructuring charge                         $0.05                $0.22             (77.3)%
                                                                       -------              -------             -----

Net income (loss) per share                                             ($0.12)               $0.22            (154.5)%
                                                                       -------              -------             -----



n.m. - not meaningful
neg. - negative

         The 9% decrease in casino revenues and the 7% decrease in total revenues during the 1997 second quarter versus the prior year period, resulted from an increase in competing riverboat casino capacity in both the Metropolis and Lake Charles markets as well as competition from more distant casinos in Tunica,

Mississippi and St. Louis, Missouri. A competing riverboat casino opened in Evansville, Indiana, in December 1995 and in Lake Charles a competitor opened its second riverboat in July 1996.

         Operating income for the three months ended September 30, 1996, excluding the restructuring charge, decreased approximately 54% from the same period in 1995. The 36% and 44% declines in Metropolis and Lake Charles, respectively, resulted from a decline in casino revenues at both properties coupled with increased expenditures for advertising, marketing, promotions and entertainment incurred in response to the additional competition. In Lake Charles, operating expenses also increased as a result of the February 1996 opening of a 60,000 square foot floating entertainment "Island", which added significant dining and entertainment capacity. Additionally, the per passenger tax paid to local government in Lake Charles was increased by $.50 in August 1995.

         The three months ended September 30, 1995, constituted the first full operating quarter for the Mesquite facility. As such, a significant amount of non-recurring promotional and other expenses relating to the opening were incurred during that quarter. The 47% reduction in Mesquite's operating loss for the three months ended September 30, 1996, was due to a modest increase in revenue and increased operating efficiency, primarily the result of lower food and beverage expenses.

         Depreciation and amortization expense for the three months ended September 30, 1996, decreased by approximately 18% from the same period in 1995, primarily as a result of a change in the estimated useful lives of certain depreciable assets and intangibles, effective October 1, 1995.

         The restructuring charge reflected in the second quarter of 1997 reflects the Company's decision to significantly reduce its pursuit of development opportunities in new or emerging jurisdictions and instead concentrate on improving its existing operations. This resulted in the sale of the Players I riverboat which was previously held for future deployment and a corporate aircraft, the closure of two development offices and the retirement or termination of 21 senior management and staff. The affected employees included those specifically responsible for the Company's developmental activities and others affected by the Company's revised business plan. The one-time charge consists principally of the net loss on the disposal of assets held for or used in development activities and the cost of employee severance arrangements.


Other Factors Affecting Net Income

         Net interest expense increased by 94%, to $3.7 million, for the three months ended September 30, 1996, versus the same period in 1995. Interest income decreased by approximately $2 million as a result of the decrease in investable funds resulting from the increased investments in Maryland Heights and Mesquite. Interest cost reflects the $150 million, 10-7/8% Senior Notes issued in April 1995, borrowings under a $120 million revolving bank credit facility entered into in August 1995 (totaling $24 million as of September 30, 1996) and imputed interest associated with the August 1995 acquisition of the Downtowner Hotel in Lake Charles. Capitalized interest increased by approximately $1.5 million in the second quarter of 1997, to $1.7 million, due to the ongoing investment in Maryland Heights and the development of the Mesquite golf course.

Comparison of Operating Results for the Six Month periods ended
September 30, 1996 and 1995

Results of Operations

Financial Highlights



                                                                                                          % Increase
Six months ended September 30                                           1996                 1995          (Decrease)
                                                                        ----                 ----         -----------
(Dollars in thousands, except per share amounts)
Casino revenues
         Metropolis                                                    $39,536              $42,963               (8.0)%
         Lake Charles                                                   88,755               88,317                0.5%
         Mesquite                                                       11,221                5,573              101.3%
                                                                       -------              -------               ----
                                                                      $139,512             $136,853                1.9%
Total revenues
         Metropolis                                                    $41,187              $44,957               (8.4)%
         Lake Charles                                                   93,375               90,903                2.7%
         Mesquite                                                       18,810                9,332              101.6%
         Other                                                             647                  716               (9.6)%
                                                                       -------              -------               ----
                                                                      $154,019             $145,908                5.6%
Operating income (loss)
         Metropolis                                                    $11,850              $16,767              (29.3)%
         Lake Charles                                                   18,484               27,306              (32.3)%
         Mesquite                                                       (3,100)              (3,394)               8.7%
         Corporate, development and pre-opening expenses                (9,342)             (12,892)              27.5%
         Restructuring charge                                           (9,007)                  --                 --
                                                                       -------              -------               ----
                                                                        $8,885              $27,787              (68.0)%
                                                                       -------              -------               ----
Operating margin (operating income/total revenues)
         Metropolis                                                       28.8%                37.3%             (8.5) pts.
         Lake Charles                                                     19.8%                30.0%            (10.2) pts.
         Mesquite                                                         Neg.                 Neg.               n.m.
         Consolidated, excl. restructuring charge                         11.6%                19.0%             (7.4) pts.
         Consolidated                                                      5.8%                19.0%            (13.2) pts.
                                                                       -------              -------               ----
Depreciation and amortization                                           $9,382               $9,258                1.3%
                                                                       -------              -------               ----
Interest expense, net                                                   $7,445               $3,169              134.9%
                                                                       -------              -------               ----
Net income, excl. restructuring charge                                  $6,413              $15,247              (57.9)%
                                                                       -------              -------               ----
Net income                                                                $919              $15,247              (94.0)%
                                                                       -------              -------               ----

Net income per share, excl. restructuring charge                         $0.21                $0.47              (55.3)%
                                                                       -------              -------               ----

Net income per share                                                     $0.03                $0.47              (93.6)%
                                                                       -------              -------               ----

n.m. - not meaningful
neg. - negative


         The 8% decrease in casino revenues and total revenues in Metropolis during the six months ended September 30, 1996, versus the same period in 1995, resulted from the opening of a competing riverboat casino in Evansville, Indiana. This resulted in lower revenue even though total amounts wagered were generally consistent between periods. Casino and total revenues in Mesquite more than doubled in the six months ended September 30, 1996. The Mesquite casino resort opened on June 29, 1995. As such, it had six months of operations in the current period compared to just over three months of operations in the prior year period. The increase in total revenues in Lake Charles during the six months ended September 30, 1996 versus the same period in 1995, resulted from the acquisition of the former Downtowner hotel in August 1995 and the February 1996 opening of a 60,000 square foot floating entertainment "Island", which added significant dining and entertainment capacity.

         Operating income for the six months ended September 30, 1996, excluding the restructuring charge, decreased approximately 36% from the same period in 1995. The 29% and 32% declines in Metropolis and Lake Charles, respectively, resulted from a decline or flat casino revenues at the respective property coupled with increased expenditures for advertising, marketing, promotions and entertainment incurred in response to additional competition. In Lake Charles, operating expenses also increased as a result of the February 1996 opening of the entertainment "Island". Additionally, the per passenger tax paid to local government in Lake Charles was increased by $.50 in August 1995.

         The approximately 9% reduction in Mesquite's operating loss for the six months ended September 30, 1996, versus the same period in 1995, was due to increased operating efficiency, primarily the result of lower food and beverage expenses.

         Corporate, development and pre-opening expenses declined by approximately 28% in the six months ended September 30, 1996, versus the same period in 1995, primarily due to the opening of the Mesquite property in late June of 1995 with a subsequent reduction in pre-opening expenses.

Other Factors Affecting Net Income

         Net interest expense increased by approximately $4.3 million for the six months ended September 30, 1996, versus the same period in 1995. Interest income declined by approximately $4 million, as a result of the decrease in investable funds resulting from the increased investments in Maryland Heights and Mesquite. The increased interest cost reflects the $150 million, 10-7/8% Senior Notes issued in April 1995, borrowings under a $120 million revolving bank credit facility entered into in August 1995 (totaling $24 million as of September 30, 1996) and imputed interest associated with the August 1995 acquisition of the Downtowner Hotel in Lake Charles. Capitalized interest increased by approximately $2.5 million, to $2.9 million, due to the ongoing investment in Maryland Heights and the development of the Mesquite golf course.

Capital Resources, Capital Spending and Liquidity

         During the six months ended September 30, 1996, cash flow from operations and $21 million in borrowings from the Company's $120 million revolving bank credit facility were the sources of funds for capital expenditures, debt service and other corporate requirements. During the comparable period in 1995, the primary source of funds for such purposes was the proceeds from the April 1995 issuance of $150 million of 10-7/8% Senior Notes.

         Operating activities provided $13.8 million in cash in the current six month period versus $300,000 in the prior period. The increase is primarily attributable to the costs of issuing the Senior Notes and arranging the bank credit facility in the prior period.

         Capital expenditures during the six months ended September 30, 1996, totaled $21 million, primarily for the development of a golf course in Mesquite, which opened in October 1996, and maintenance capital spending at the Company's three major operating facilities. Such capital expenditures do not include a $20 million investment in the unconsolidated Maryland Heights joint venture. Capital expenditures during the comparable 1995 period totaled $56.3 million, which consisted principally of the final construction costs for Players Island Resort and the addition of a second riverboat in Lake Charles.

         The Company's portion of the Maryland Heights project is expected to cost approximately $140 million, excluding capitalized interest. As of September 30, 1996, the Company had funded approximately $66 million of this amount.

         In October 1996, the Company informed the banks party to the Credit Facility (the "Banks") that it had not achieved the $65 million level of earnings before interest, taxes, depreciation and amortization ("EBITDA") for the four consecutive quarters ended September 30, 1996 as required by the covenants of the Credit Facility, and thus was in default under the Credit Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements. The Banks have temporarily waived such default pending negotiation and documentation of a definitive amendment to the Credit Facility (the "Amended Credit Facility"). The Company expects to have the Amended Credit Facility completed in December, 1996. Although the terms of the Amended Credit Facility have yet to be agreed upon, it is expected that (i) the minimum EBITDA covenant in the Credit Facility will be reduced, (ii) borrowing costs will increase under the Amended Credit Facility, (iii) an amendment fee to amend the Credit Facility will be payable and (iv) additional fees and costs will be payable to fund certain future borrowing levels under the Amended Credit Facility. The Company anticipates that borrowings under the Amended Credit Facility and cash flow from operations will be sufficient to fund the completion and opening of the Maryland Heights project.


Forward-looking Information

         Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the Amended Credit Facility and the availability of economically attractive terms of financing for the Maryland Heights project currently under development, the effects of competition, plans for future expansion and property enhancements, business development activities, capital expenditure programs and requirements, financing sources and the effects of regulation (including gaming licensure and regulation, state and local regulation and tax regulation). Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These uncertainties and risks include, but are not limited to, those relating to the successful negotiation of the Amended Credit Facility, conducting operations in an increasingly competitive environment, conducting operations at a newly or recently developed site or in a jurisdiction for which gaming has recently been permitted, changes in gaming, state and local laws and regulations (including local referenda to terminate the authority to conduct gaming operations), development and construction activities, leverage and debt service requirements (including sensitivity to fluctuation in interest rates), general economic conditions, changes in federal or state tax laws, action taken under applications for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and regulations) and the legalization of gaming in certain jurisdictions.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The Company has the following developments to report concerning outstanding legal matters previously reported:

Transam, Ltd. d/b/a/ Two Bunch Palms Resort & Spa v. Players International, Inc., et al.

     On or about November 21, 1995, Transam, Ltd., a Delaware Corporation, d/b/a/ Two Bunch Palms Resort & Spa ("Two Bunch Palms") filed an action in the United States District Court, Central District of California, against the Company, a subsidiary of the Company, certain principals of the Company, and certain other defendants alleging various causes of action arising out of an agreement for services entered into by the Company with Gerald Greenbach and Creative Hospitality Management. Mr. Greenbach, at the time the Agreement was executed by the Company, was an executive of Two Bunch Palms. Mr. Greenbach both individually and through Creative Hospitality Management agreed to provide the Company with a variety of consulting services with respect to the operation and marketing of the Company's spa facilities at Players Island Resort in Mesquite, Nevada. Two Bunch Palms alleges that the Company and/or Mr. Greenbach and Creative Hospitality Management engaged in copyright infringement, trade dress infringement, unfair competition, false advertising, misappropriation of trade secrets, unfair competition as well as certain related allegations with respect to the services provided by Mr. Greenbach and Creative Hospitality Management to the Company. The Company has agreed to pay Two Bunch Palms the sum of $200,000 to settle this matter. The Company anticipates that its insurance carriers will reimburse the Company for substantial portions of this sum.

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

Schreier v. Players International, Inc., et al.

     On or about October 27, 1995 the Company was served with a purported class action in the United States District Court for the District of Nevada which is essentially identical to the Poulos and Ahearn litigation, except for certain variations in the definition of the purported class. The Company filed a motion to dismiss the complaint. Plaintiff's attempts to consolidate this action with Poulos and Ahern litigation were not successful. The Nevada District Court entered an order granting motions to dismiss based on defects in the pleadings, and denying as moot all other pending motions, including those of the Company. The Court granted plaintiffs until September 30, 1996 within which to file an amended complaint that complies with the applicable pleading requirements. The plaintiffs filed an amended complaint on or about September 30, 1996. The Company renewed its motion to dismiss based on abstention and related doctrines, and based on defects in the pleadings. The Company believes that the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K


Exhibits Filed with this Form 10-Q

Exhibit No.                      Exhibit Description
-----------                      -------------------


  3.2                 By-laws, as amended, of Players International, Inc.

 27.0                 Financial Data Schedule



Reports on Form 8-K Filed During Quarter

     The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 1996 concerned senior management changes and an expansion of its Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PLAYERS INTERNATIONAL, INC.

Date:    November 14, 1996         By:  /s/ Henry M. Applegate
                                        --------------------------
                                   Henry M. Applegate, Senior Vice
                                   President, Chief Financial Officer
                                   and Chief Accounting Officer