Form 10-Q
period 1996-12-31
PLAYERS INTERNATIONAL INC /NV/
filed 1997-02-18
CIK 796912

16


               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                          _____________

                            FORM 10-Q

 (Mark One)

     [  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15 (d) OF SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1996

                               or

     [      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15 (d) OF SECURITIES EXCHANGE ACT OF 1943


     For the transition period from _______ to _______

             Commission file number         0-14897


                    Players International, Inc.


        Nevada                             95-4175832
(State or other jurisdiction             (I.R.S. employer
of organization)incorporation           identification no.)


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


              APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the registrant's classes of common stock was 31,287,480 shares at February 14, 1997.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES

                              INDEX


PART I - FINANCIAL INFORMATION                         PAGE

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets at
     December 31, 1996 and March 31, 1996               1

     Condensed Consolidated Statements of
     Operations for the Three and Nine
     Months Ended December 31, 1996 and 1995            3

     Condensed Consolidated Statements of
     Cash Flows for the Nine Months
     Ended December 31, 1996 and 1995                   4

     Notes to Condensed Consolidated
     Financial Statements                               5

Item 2.  Management's Discussion and
     Analysis of Financial Condition  and
     Results of Operations                              8


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                            14

Item 4.   Submission of Matters to a Vote
          of Security Holders                          14

Item 6.   Exhibits and Reports on Form 8-K             15

     Signature                                         16




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)

                             ASSETS

                                      December 31,  March 31,
                                         1996         1996
                                       (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents               $  16,006   $  18,786
Marketable securities, net                      -       4,461
Accounts  receivable, net of allowance
for doubtful accounts of $513 at
December  31, 1996 and $118 at March        4,286       4,541
31, 1996
Notes receivable                              619       3,062
Inventories                                 3,152       2,719
Deferred income tax                         2,969       2,970
Prepaid  expenses  and  other  current
assets                                      8,812       5,044

Total current assets                       35,844      41,583

PROPERTY AND EQUIPMENT,  net of
accumulated depreciation and
amortization  of $30,663  at  December    290,198     279,916
31, 1996 and $23,078 at March 31, 1996
DEFERRED INCOME TAX - long-term             4,897       4,897

INTANGIBLES,   net   of    accumulated
amortization of $2,349 at December 31,
1996 and $1,714 at March 31, 1996          36,415      37,126

INVESTMENT IN JOINT VENTURE                82,274      39,474

OTHER ASSETS                                7,673      10,436

TOTAL ASSETS                             $ 457,301  $ 413,432


          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
            (dollars in thousands, except par value)

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                         December   March 31,
                                         31, 1996     1996
                                       (Unaudited)
CURRENT LIABILITIES:
Current portion of long -term debt        $15,000        $-
Accounts payable                            5,586     6,736
Accrued liabilities                        22,265    32,432
Other liabilities                           3,032       537

 Total current liabilities                 45,883    39,705

OTHER LONG-TERM LIABILITIES                29,424    27,100

LONG-TERM DEBT, net of current portion    185,000   153,000

STOCKHOLDERS' EQUITY:
Preferred   stock,   no   par    value,
Authorized--10,000,000 shares
  Issued and outstanding--none                  -         -
    Common  stock,  $.005  par   value,
Authorized--90,000,000 shares
   Issued-31,959,580  at  December  31,       160       149
1996 and  29,859,580 at March 31, 1996

Additional paid-in capital                129,260   123,719
Unrealized     loss    on    marketable         -       (1)
securities, net of tax
Treasury stock, at cost; 672,100 shares   (7,294)   (7,294)
at December 31, 1996 and March 31, 1996

Retained earnings
                                           74,868    77,054

Total Stockholders' Equity                196,994   193,627

TOTAL   LIABILITIES  AND  STOCKHOLDERS' $ 457,301  $413,432
EQUITY


          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars in thousands, except per share data)
                           (Unaudited)

                         For the Three Months     For the Nine Months
                          Ended December 31,       Ended December 31,
                           1996     1995            1996      1995
REVENUES:
Casino                  $58,105   $66,394        $197,617   $203,247
Food and beverage          3,195    3,246          10,604      8,416
Hotel                      1,491    1,673           5,069      3,273
Other                      2,057    1,413           5,576      3,698

                          64,848   72,726         218,866    218,634

COSTS AND EXPENSES:
Casino                    28,270   27,937          89,951     82,178
Food and beverage          3,329    3,464          10,782      9,204
Hotel                        690      940           2,320      1,858
Other operating expenses   8,834   10,305          27,955     25,666
Selling, general and      13,238   11,143          41,740     31,427
administrative
Corporate administrative   2,263    2,701           7,325      7,025
expenses
Pre-opening  and  gaming   1,660    3,179           4,954     11,174
development costs
Depreciation and           7,717    4,905          17,099     14,163
amortization
 Restructuring charge          -        -           9,007        -

                           66,001   64,574         211,133    182,695

Income   before    other
income (expense) and
provision   (benefit)
for income taxes          (1,153)    8,152          7,733      35,939

OTHER INCOME (EXPENSE):
Interest income               27     1,187            194       5,370
Other income, net             11       315             76         692
Interest expense
                          (3,975)  (4,224)        (11,587)    (11,576)

                          (3,937)   (2,722)       (11,317)     (5,514)
Income   (loss)   before
provision (benefit) for
income taxes             (5,090)     5,430         (3,584)     30,425

PROVISION    (BENEFIT)
FOR INCOME TAXES         (1,985)     2,118         (1,398)     11,866

NET INCOME (LOSS)       $(3,105)    $3,312        $(2,186)    $18,559

EARNINGS   (LOSS)    PER
COMMON AND COMMON SHARE
EQUIVALENT
 Primary                 $(0.10)    $0.10         $(0.07)     $0.57
 Fully Diluted           $(0.10)    $0.10         $(0.07)     $0.57

WEIGHTED AVERAGE  COMMON
AND COMMON EQUIVALENT
SHARES
Primary             30,562,870   31,743,708    30,751,992   32,282,100
Fully Diluted       30,362,391   31,743,708    30,380,799   32,283,354

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)
                           (Unaudited)
                                             For the Nine Months
                                              Ended December 31,

                                              1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                           $(2,186)     $18,559
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Depreciation and amortization                17,099      14,163
Amortization of bond premium/(discount)           -      (1,978)
Loss on disposition of property and           1,957        -
equipment
Other                                           618         205
Changes in assets and liabilities:
Accounts and notes receivable                 2,140      (3,004)
Inventories, prepaid expenses and other      (4,026)     (4,995)
current assets
Other assets                                  1,096      (1,810)
Accounts payable and accrued liabilities    (15,961)        556
                                              9,500        (310)
Net cash provided by operating activities    10,237      21,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of property and equipment    (33,626)    (114,083)
Proceeds from disposal of property and       8,749        -
equipment
Purchase of marketable securities               -      (170,806)
Proceeds from sale of marketable securities   4,401     150,430
Investment in joint venture                (42,800)     (19,015)
Other                                         (329)        (350)
Net cash used in investing activities      (63,605)    (153,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt     47,000     150,000
Payments of long-term debt                        -      (9,132)
Debt issuance cost                          (1,963)      (8,860)
Proceeds from exercise of stock options       5,599       1,260
Purchase of treasury stock                        -      (5,834)
Other                                          (48)          (1)
Net cash provided by financing activities    50,588     127,433

NET DECREASE IN CASH AND CASH EQUIVALENTS  (2,780)      (5,005)

CASH  AND CASH EQUIVALENTS AT BEGINNING  OF
PERIOD                                       18,786     23,886
CASH  AND  CASH EQUIVALENTS AT END OF       $16,006    $18,881
PERIOD

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid                               $20,400     $9,209
Income taxes paid                             4,127     12,805
Debt   incurred   to  purchase   land   and       -        667
equipment
Unrealized  gain on marketable  securities,       -        342
net of tax
Accrued  liabilities incurred  to  purchase       -     31,743
property and equipment
Liabilities relating to costs in excess  of       -        494
fair value of tangible assets acquired
Land, property and equipment contributed to       -      5,459
joint venture



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

      The  results of operations for the nine month period  ended
December  31,  1996,  are  not  necessarily  indicative  of   the
operating results for the full year.

      Certain  reclassifications have been made to the  financial
statements   as  previously  presented  to  conform  to   current
classifications.


Note 2 - Casino Revenues and Promotional Allowances

      Casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary food and beverage, hotel accommodations and other items furnished to customers, which totaled approximately $6,634,000 and $5,718,000, and $20,251,000 and $15,423,000 for the three and nine months ended December 31, 1996 and 1995, respectively.

      The estimated cost of providing such complimentary services
are   included  in  casino  costs  and  expenses  through  inter-
department allocations from the department granting the services as follows (dollars in thousands):

                         For the Three Months     For the Nine Months
                          Ended December 31,       Ended December 31,
                            1996       1995         1996        1995
Food and beverage         $4,854     $ 4,086      $15,922     $10,872
Hotel                        371         -            897         -
Admissions and other         439         948        1,094       2,844
                          $5,664      $5,034      $17,913     $13,716


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

Note 4 - Primary and Fully Diluted Shares

      Per share amounts have been computed based on the weighted average number of outstanding shares and common stock equivalents, if dilutive, during each period. A summary of the number of shares used in computing primary earnings per share follows:


                        For the Three Months   For the Nine Months
                         Ended December 31,     Ended December 31,

                          1996      1995          1996        1995
Weighted average      29,380,359  29,856,733   29,252,007   29,845,154
number of shares
outstanding
Dilutive effect of     1,182,511   1,886,975   1,499,985     2,436,946
options and warrants
Shares used in        30,562,870  31,743,708  30,751,992    32,282,100
computing primary
earnings per share


                       For the Three Months    For the Nine Months
                        Ended December 31        Ended December 31,

                        1996      1995            1996        1995
Weighted average    29,380,359  29,856,733    29,252,007   29,845,154
number of shares
outstanding
Dilutive effect of     982,032   1,886,975    1,128,792    2,438,200
options and warrants
Shares used in      30,362,391  31,743,708   30,380,799   32,283,354
computing fully
diluted earnings
per share


Note 5 - Long-Term Debt

      On August 25, 1995, the Company entered into a $120,000,000 revolving credit agreement (the "Credit Facility") with a consortium of banks (the "Banks). In October 1996, the Company informed the banks party to the Credit Facility that it had not achieved the $65 million level of earnings before interest, taxes, depreciation and amortization for the four consecutive quarters ended September 30, 1996 as required by the covenants of the Credit Facility, and thus was in default under the Credit Facility. The Banks temporarily waived such default and in December 1996, the Company and the Banks reached an agreement that revised the terms of the Credit Facility (the "Amended and Restated Credit Agreement"). The terms of the Amended and Restated Credit Agreement provide for borrowings for construction of the Company's joint venture casino hotel facility in Maryland Heights, Missouri, of up to $60 million at prime plus 2.5% and borrowings up to an additional $40 million at prime plus 5.5%. As a result of these revisions, the Company expensed $2.7 million of unamortized loan acquisition costs relating to the Credit Facility. Costs associated with the Amended and Restated Credit Agreement have been deferred and will be amortized over the remaining life of the agreement.

       Long-term debt at December 31, 1996 consisted of $150,000,000 in 10-7/8% Senior Notes due 2005 and $50,000,000
(including current portion) outstanding under the Amended and Restated Credit Agreement. Under the Amended and Restated Credit Agreement financial covenant ratios, the Company has sufficient borrowing capacity to complete its Maryland Heights project.

Note 6 - Subsequent Events

      The Company entered into a letter of intent (the "Letter of Intent") on January 28, 1997, concerning the potential sale of the Company's Mesquite, Nevada casino resort (the "Mesquite
Property").

      Although the Letter of Intent generally is not binding, the following terms are binding upon the parties: the Company has the right to invite, entertain, negotiate and/or accept offers from other parties for the sale or other disposition of the Mesquite Property until February 27, 1997 (the "30-Day Period"); the Company may terminate, prior to expiration of the 30-Day Period, the Letter of Intent and any definitive agreement to be negotiated and executed if the Company determines not to proceed with the sale of the Mesquite Property, however, the Company may be obligated to pay certain fees if the Company sells the Mesquite Property to a third party under certain circumstances. Definitive transaction terms have not been documented or executed.

      The  transaction,  if  pursued, is  subject  to  regulatory approval,  the  receipt  of all necessary third  party  consents, including release of the property by the consortium of Banks participating in the Amended and Restated Credit Agreement, and the approval of the Company's Board of Directors. The carrying value of the property was approximately $84.5 million at December 31, 1996. If the transaction contemplated by the Letter of Intent is consummated, the Company expects to report a material after-tax loss on the disposition of the Mesquite Property. In addition, sale proceeds must be used in accordance with terms of the Amended and Restated Credit Agreement.

      Even if the transaction is not consummated, as a result of these events and circumstances the Company has determined that the property has been permanently impaired. Accordingly, the Company is currently evaluating the amount of the permanent impairment which is expected to be recorded in the fourth quarter ended March 31, 1997, and could be in the range of $20 million to $40 million on an after-tax basis. The recording of this impairment will necessitate further amendments to the Amended and Restated Credit Agreement in regards to certain financial covenants.


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

      The Company's fiscal year ends on March 31. References to the third quarter of 1997 or 1996, mean the three month periods ended December 31, 1996 and December 31, 1995, respectively.

Comparison of Operating Results for the Three Month periods ended
December 31, 1996 and 1995

Results of Operations
Financial Highlights

                                                    % Increase
Three months ended December 31,        1996    1995  (Decrease)
31
(Dollars in thousands, except per share amounts)
Casino revenues
     Metropolis                    $18,976   $21,079   (10.0)%
     Lake Charles                   33,341    39,946   (16.5)%
     Mesquite                        5,788     5,369      7.8%
                                   $58,105   $66,394   (12.5)%
Total revenues
     Metropolis                    $19,847   $22,010    (9.8)%
     Lake Charles                   35,023    41,213   (15.0)%
     Mesquite                        9,546     9,014      5.9%
     Other                             432       489   (11.7)%
                                   $64,848   $72,726   (10.8)%
Operating income (loss)
     Metropolis                     $5,803    $7,595   (23.6)%
     Lake Charles                    2,857    11,644   (75.5)%
     Mesquite                       (2,323)   (2,930)     20.7%
     Corporate, development         (7,490)   (8,157)      8.2%
and pre-opening expenses
                                   ($1,153)    $8,152  (114.1)%
Operating margin (operating
income/total revenues)
     Metropolis                      29.2%     34.5%     (5.3) pts.
     Lake Charles                     8.2%     28.3%    (20.1) pts.
     Mesquite                       (24.3)%   (32.5)%     8.2 pts.
     Consolidated                    (1.8)%     11.2%    (13.0) pts.
Depreciation and amortization       $7,717    $4,905     57.3%
Interest expense, net               $3,948    $3,037     30.0%
Net income (loss)                  ($3,105)    $3,312  (193.7)%
Net income (loss) per share         ($0.10)    $0.10   (200.0)%


      The approximate 13% decrease in casino revenues and 11% decrease in total revenues during the 1997 third quarter versus the prior year period, resulted from an increase in competing riverboat casino capacity in both the Metropolis and Lake Charles markets as well as competition from more distant casinos in Tunica, Mississippi and St. Louis, Missouri. A competing riverboat casino opened in Evansville, Indiana, in December 1995 and in Lake Charles a competitor opened its second riverboat in July 1996.

      Operating income for the three months ended December 31, 1996, decreased approximately 114% from the same period in 1995. The 24% and 76% declines in Metropolis and Lake Charles, respectively, resulted from a decline in casino revenues at both properties coupled with increased expenditures for advertising, marketing, promotions and entertainment incurred in response to the additional competition. In Lake Charles, operating expenses also increased as a result of the February 1996 opening of a 60,000 square foot floating entertainment "Island", which added significant dining and entertainment capacity.

     The 21% reduction in Mesquite's operating loss for the three months ended December 31, 1996, was due to a modest increase in revenue and increased operating efficiency, primarily the result of lower food and beverage expenses.

     The 57% increase in depreciation and amortization expense is
primarily  the  result  of  a  $2.7  million  write-off  of   the
unamortized  loan  acquisition  costs  relating  to  the   Credit
Facility.

Other Factors Affecting Net Income

      Net interest expense increased by 30%, to $3.9 million, for the three months ended December 31, 1996, versus the same period in 1995. Interest income decreased by approximately $1 million as a result of the decrease in investable funds resulting from the increased investments in the Maryland Heights project and the Mesquite golf course development. Interest cost reflects the $150 million, 10-7/8% Senior Notes issued in April 1995, borrowings under a $120 million revolving bank credit agreement (the "Credit Facility") entered into in August 1995, as amended and restated in December 1996, (totaling $50 million as of December 31, 1996) and imputed interest associated with the August 1995 acquisition of the Downtowner Hotel in Lake Charles. Capitalized interest increased by approximately $900,000 in the third quarter of 1997, to $1.9 million, due to the ongoing investment in the Maryland Heights project and the development of the Mesquite golf course.

Comparison of Operating Results for the Nine Month periods  ended
December 31, 1996 and 1995

Results of Operations

Financial Highlights
                                                       % Increase
Nine Months ended December 31, 1996 1995 (Decrease) (Dollars in thousands, except per share amounts)
Casino revenues
 Metropolis                      $58,513    $64,042        (8.6)%
 Lake Charles                    122,096    128,263        (4.8)%
 Mesquite                         17,008     10,942         55.4%
                                $197,617   $203,247        (2.8)%
Total revenues
 Metropolis                      $61,033    $66,967        (8.9)%
 Lake Charles                    128,398    132,116        (2.8)%
 Mesquite                         28,356     18,346         54.6%
 Other                             1,079      1,205       (10.5)%
                                $218,866   $218,634         (.1)%
Operations income (loss)
 Metropolis                      $17,652    $24,363       (27.5)%
 Lake Charles                     21,342     38,950       (45.2)%
 Mesquite                        (5,423)    (6,325)         14.3%
 Corporate, development and
  pre-opening expenses          (16,831)   (21,049)         20.0%
 Restructuring charge            (9,007)          -             -
                                  $7,733    $35,939       (78.5)%
Operating Margin (operating
  income/total revenues)
 Metropolis                        28.9%      36.4%    (7.5) pts.
 Lake Charles                      16.6%      29.5%   (12.9) pts.
 Mesquite                        (19.1)%    (34.5)%     15.4 pts.
 Consolidated, excl.
  restructuring charge              7.7%      16.4%    (8.7) pts.
 Consolidated                       3.5%      16.4%   (12.9) pts.
Depreciation and
  amortization                   $17,099    $14,163        $20.7%
Interest expense, net            $11,393     $6,206         83.6%
Net income, excl.
  restructuring charge            $3,308    $18,559       (82.2)%
Net income                      $(2,186)    $18,559     (111.78)%
Net income per share, excl.
  restructuring charge             $0.11      $0.57       (80.1)%
Net income per share             $(0.07)      $0.57      (112.3)%


      The 9% decrease in casino revenues and total revenues in Metropolis during the nine months ended December 31, 1996, versus the same period in 1995, resulted from the opening of a competing riverboat casino in Evansville, Indiana. Casino and total revenues in Mesquite increased 55% in the nine months ended December 31, 1996. The Mesquite casino resort opened on June 29, 1995. As such, it had nine months of operations in the current period compared to just over six months of operations in the prior year period. The decrease in total revenues in Lake Charles during the nine months ended December 31, 1996 versus the same period in 1995, resulted from the opening of a competitor's second riverboat in July 1996.

      Operating income for the nine months ended December 31, 1996, excluding the restructuring charge, decreased approximately 53% from the same period in 1995. The 28% and 45% declines in Metropolis and Lake Charles, respectively, resulted from declines in casino revenues at both properties coupled with increased expenditures for advertising, marketing, promotions and entertainment incurred in response to additional competition. In Lake Charles, operating expenses also increased as a result of the February 1996 opening of the entertainment "Island." Additionally, the per passenger tax paid to the local government in Lake Charles was increased by $.50 in August 1995.

     The approximately 14% reduction in Mesquite's operating loss for the nine months ended December 31, 1996, versus the same period in 1995, was due to increased operating efficiency, primarily the result of lower food and beverage expenses. In addition, Mesquite opened an 18-hole championship golf course in October 1996.

      Corporate, development and pre-opening expenses declined by approximately 20% in the nine months ended December 31, 1996, versus the same period in 1995, primarily due to the opening of the Mesquite property in late June of 1995 with a subsequent reduction in pre-opening expenses combined with the cessation of new development activities.

      The restructuring charge, which was incurred in the second quarter, reflects the Company's decision to significantly reduce its pursuit of development opportunities in new or emerging jurisdictions and instead concentrate on improving its existing operations. This resulted in the sale of the Players I riverboat which was previously held for future deployment and a corporate aircraft, the closure of two development offices and the retirement or termination of 21 senior management and staff. The affected employees included those specifically responsible for the Company's developmental activities and others affected by the Company's revised business plan. The one-time charge consists principally of the net loss on the disposal of assets held for or used in development activities and the cost of employee severance arrangements.

     The 21% increase in depreciation and amortization expense is
primarily  the  result  of  a  $2.7  million  write-off  of   the
unamortized  loan  acquisition  costs  relating  to  the   Credit
Facility.

Other Factors Affecting Net Income

     Net interest expense increased by approximately $5.2 million for the nine months ended December 31, 1996, versus the same period in 1995. Interest income declined by approximately $5.2 million, as a result of the decrease in investable funds resulting from the increased investments in the Maryland Heights project and the Mesquite golf course development. The increased interest cost reflects the $150 million, 10-7/8% Senior Notes issued in April 1995, increased borrowings under the credit facility entered into in August 1995, as revised and amended in December 1996, (totaling $50 million as of December 31, 1996) to fund the Maryland Heights project and imputed interest associated with the August 1995 acquisition of the Downtowner Hotel in Lake Charles. Capitalized interest increased by approximately $3.4 million, to $4.7 million, due to the ongoing investment in Maryland Heights and the development of the Mesquite golf course.

Forward Looking Information

     Amendments to the Credit Facility in December 1996 will give rise to increased borrowing costs going forward. Borrowing costs under Tranche A of the Credit Facility will increase to prime plus 2.5%, which will be applicable to a maximum of $60 million in borrowings. Additional borrowings of up to $40 million will carry interest and costs in excess of Tranche A levels. See "Capital Resources, Capital Spending and Liquidity-Recent Developments", which is incorporated by reference as though set forth herein.

      The Company is nearing completion of the Maryland Heights project and, subject to receipt of final regulatory approvals, such project is expected to open in March 1997.

      Certain information included in this section and elsewhere in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, address, among other things, the effects of competition, the potential sale of the Mesquite property, future borrowing costs and capital costs, plans for future expansion and property enhancements, business development activities, capital expenditure programs and requirements, financing sources and the effects of regulation (including gaming licensure and regulation, state and local regulation and tax regulation). Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition, liquidity and results. As a consequence, current plans, anticipated actions and future financial condition, liquidity and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These uncertainties and risks include, but are not limited to, conducting operations in an increasingly competitive environment, the availability and cost of funds in an increasingly competitive industry, conducting operations at a newly or recently developed site or in a jurisdiction for which gaming has recently been permitted, changes in gaming , state and local laws and regulations, development and construction activities, leverage and debt service requirements (including sensitivity to fluctuations in interest rates), general economic conditions, changes in federal or state tax laws, action taken under applications for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and regulations) and the legalization of gaming in certain jurisdictions.

Capital Resources, Capital Spending and Liquidity

      During the nine months ended December 31, 1996, cash flow from operations and $47 million in borrowings from the Credit Facility were the sources of funds for capital expenditures, debt service and other corporate requirements. During the comparable period in 1995, the primary source of funds for such purposes was the proceeds from the April 1995 issuance of $150 million of 10-7/8% Senior Notes.

      Operating activities provided $10.2 million in cash in the current nine month period versus $21.4 million in the prior period. The decrease is primarily attributable to the decline in net income.

      Capital expenditures during the nine months ended December 31, 1996, totaled $33.6 million, primarily for the development of a golf course in Mesquite, which opened in October 1996, and maintenance capital spending at the Company's three major operating facilities. In addition, the Company invested $42.8 million in the unconsolidated Maryland Heights joint venture. Capital expenditures during the comparable 1995 period totaled
$114.1 million, which consisted principally of the final construction costs for Players Island Resort in Mesquite and the addition of a second riverboat in Lake Charles.

Recent Developments

     The Company and the banks (the "Banks") participating in the Company's Credit Facility agreed on December 16, 1996 to amend certain financial covenants and establish three separate borrowing tranches with total credit availability of $120 million (the "Amended Credit Agreement"). Tranche A has $60 million of borrowing availability, of which $50 million was outstanding at an interest rate of prime plus 2.5% as of December 31, 1996. No amounts were drawn under Tranche B or C as of December 31, 1996. $40 million is currently available under Tranche B at an interest rate of prime plus 5.5% for construction of the Maryland Heights project. No borrowing is currently available under Tranche C. If any amounts are borrowed under Tranche B, the Company will become obligated to pay a repayment incentive fee upon the repayment of the entire amount outstanding under the Credit Facility which increases from $1 million prior to March 31, 1997 up to $4 million prior to March 31, 1998. On April 1, 1998, if the repayment incentive fee has not been previously paid in connection with repayment of the entire Credit Facility amount, the Company will be obligated to pay to the Banks an amount equal to the increase in the Company's stock price (over a period extending up to December 31, 2005) over the stock price at the time of the first draw down under the B Tranche multiplied by six percent of the common shares outstanding. The Company paid the Banks a fee of $1.5 million in connection with entering into the Amended Credit Agreement, will be obligated to pay a Tranche B facility fee of $800,000 if any Tranche B borrowings are drawn and is obligated to pay an unused commitment fee of .5% per annum under the Amended Credit Agreement.

      The Company has announced that it has signed a letter of intent for the sale of its Mesquite Property. In connection with such sale, the Company has commenced negotiations with the Banks regarding the requisite release of such property as collateral under the Amended Credit Agreement. It is anticipated that, in the event such a sale is consummated, the borrowing availability under Tranche B will be reduced by the amount of net proceeds of such sale.

      Although the Letter of Intent generally is not binding, the following terms are binding upon the parties: the Company has the right to invite, entertain, negotiate and/or accept offers from other parties for the sale or other disposition of the Mesquite Property until February 27, 1997 (the "30-Day Period"); the Company may terminate, prior to expiration of the 30-Day Period, the Letter of Intent and any definitive agreement to be negotiated and executed if the Company determines not to proceed with the sale of the Mesquite Property, however, the Company may be obligated to pay certain fees if the Company sells the Mesquite Property to a third party under certain circumstances. Definitive transaction terms have not been documented or executed.

      Even if the transaction is not consummated, as a result of these events and circumstances the Company has determined that the property has been permanently impaired. Accordingly, the Company is currently evaluating the amount of the permanent impairment which is expected to be recorded in the fourth quarter ended March 31, 1997, and could be in the range of $20 million to $40 million on an after-tax basis. The recording of this impairment will necessitate further amendments to the Amended and Restated Credit Agreement in regards to certain financial covenants.

      Also in connection with the foregoing, the Company has commenced negotiations with the Banks and one or more third parties regarding the provision of certain short term financing of up to $10 million in lieu of drawings under Tranche B. Such Interim Financing ("Interim Financing") would be used to fund completion of the Maryland Heights Project. It is presently anticipated that such Interim Financing would bear interest at the same rate as Tranche B and would provide for an incentive fee of up to 10% of the amount of the maximum amount of such Interim Financing if no borrowings under Tranche B are made by the Company. Any borrowings under such Interim Financing would be repayable upon demand by the lender in certain circumstances and in such event would be repaid by the Company by drawing upon Tranche B.

      The Company's portion of the Maryland Heights project is expected to cost approximately $140 million, excluding capitalized interest. As of December 31, 1996, the Company had funded approximately $95 million of this amount. The Company anticipates that borrowings under the Amended Credit Agreement and cash flow from operations will be sufficient to fund the completion and opening of the Maryland Heights project.



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

      The Company has the following developments to report concerning outstanding legal matters previously reported:

Poulos, Ahern and Schreier Litigation

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

      On or about October 27, 1995 the Company was served with a purported class action in the United States District Court for the District of Nevada by Larry Schreier which is essentially identical to the Poulos and Ahearn litigation, except for certain variations in the definition of the purported class. The Poulos and Ahern litigation has been consolidated with the Schreier litigation.

        On December 9, 1994, an Order was entered by the District Court in Florida transferring the consolidated action to the United States District Court for the District of Nevada. Pretrial discovery and motions are currently underway. The Company believes that the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.


Item 4.   Submission of Matters to a Vote of  Security Holders

     On November 14, 1996, the annual meeting of the Registrant's Stockholders was held and current directors were re-elected. The directors for fiscal year 1997 are Lawrence Cohen, Edward Fishman, Thomas E. Gallagher, Marshall S. Geller, Howard A. Goldberg, Jay M. Green, Charles M. Masson, Lee Seidler and Earl
E. Webb. On the record date fixed for the annual meeting, stockholders holding 29,187,444 shares of the Registrant's Common Stock were entitled to vote. Present at the meeting in person or by proxy were stockholders holding 28,523,278 shares of Common Stock.

Item 6.   Exhibits and Reports on Form 8-K


Exhibits Filed with this Form 10-Q

     Exhibit No.    Exhibit Description

10.1 Amended and Restated Credit Agreement, dated as of December 16, 1996, among the Company and the Lenders party thereto, Wells Fargo Bank, N.A., Bankers Trust Company and BT Securities Corporation.
27.0      Financial Data Schedule


Reports on Form 8-K Filed During Quarter

      The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 1997 concerned third quarter earnings, the Letter of Intent for the Mesquite Property, and the Board of Directors' adoption of a Stockholders Rights Plan, subject to regulatory approval.

    SIGNATURES

      Pursuant to the requirements of the Securities and Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.



                              PLAYERS INTERNATIONAL, INC.


Date: February 18, 1997  By:       /s/ Henry M. Applegate
                               Henry M. Applegate, Senior Vice
                               President, Chief Financial Officer
                               and Chief Accounting Officer