Form 10-K
period 1997-03-31
PLAYERS INTERNATIONAL INC /NV/
filed 1997-07-11
CIK 796912

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                         _______________

                            FORM 10-K

    [X]  ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF  THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended March 31, 1997
                               OR
    [   ]TRANSITION  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF
          THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For   the   transition  period  from   ___________   to
          ___________

                Commission file number:  0-14897

                   PLAYERS INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)

                            Nevada
(State or other jurisdiction of incorporation or organization)

                          95-4175832
             (I.R.S. Employer Identification No.)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [    ]

   As  of  June  20,  1997, the aggregate  market  value  of  the
registrant's   Common  Stock  held  by  non-affiliates   of   the
registrants was not less than $88,457,180.

   As of June 20, 1997, there were 31,891,248 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference:

      The information required by Part III of this report is incorporated by reference from the Registrant's Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

                             PART I
Item 1.   Business

General

     Players International, Inc. (the "Company") is a multi-jurisdictional gaming company with gaming operations in Illinois, Louisiana, Missouri, Kentucky and Nevada.

     In February, 1993, the Company opened its first cruising riverboat casino in Metropolis, Illinois (the "Metropolis facility"). The Metropolis facility is the only riverboat casino operation in southern Illinois. The Company holds one of only ten statutorily authorized riverboat casino licenses in Illinois to operate the Metropolis facility. The Metropolis facility primarily draws patrons from Illinois, Indiana, Kentucky, Missouri and Tennessee.

     The Company also owns and operates two cruising riverboat casinos in Lake Charles, Louisiana, the Players Lake Charles Riverboat and the Star Riverboat (the "Lake Charles facility"). The Players Lake Charles Riverboat commenced operations in December, 1993 while the Star Riverboat commenced operations in April, 1995. The Company holds two of the fifteen statutorily authorized riverboat casino licenses in Louisiana to operate the two (2) riverboats at the Lake Charles facility. While each riverboat is required by state law to cruise, the two riverboats operate on staggered three hour cruise schedules. The staggered cruise schedules allow the Company to offer patrons the equivalent of dockside gaming since a riverboat is almost continually available for boarding by patrons at the docking site. The Lake Charles facility primarily draws patrons from Houston, Texas and southwest Louisiana.

     On March 11, 1997, the Company and Harrah's Entertainment, Inc. ("Harrah's") opened, in connection with a joint venture between the companies, a riverboat casino entertainment facility (the "Maryland Heights facility") in Maryland Heights, Missouri, a suburb of St. Louis. The Maryland Heights facility offers four permanently moored, dockside riverboat casinos with a total of approximately 120,000 square feet of gaming space, a 291 room hotel, a 95,000 square foot entertainment facility and extensive covered parking. The Company and Harrah's each operate two of the four casinos at the Maryland Heights facility. The entertainment facility offers two specialty restaurants, a buffet, an entertainment lounge, a child care facility and retail shops. The Company's portion of the project budget, excluding capitalized interest, is approximately $141 million, of which $124 million has been invested through March 31, 1997. The Maryland Heights facility competes for patrons in the highly competitive St. Louis metropolitan market.

     The Company also owns and operates Players Bluegrass Downs ("Players Bluegrass Downs"), a thoroughbred racetrack located in Paducah, Kentucky. The racetrack was acquired by the Company in November, 1993. The Company holds live racing meets each Fall and offers year-round simulcasting of thoroughbred horse racing events.

        The Company will cease operating its only land based casino operation, Players Island Resort Casino Spa in Mesquite, Nevada (the "Mesquite facility"), on June 30, 1997 in connection with the Company's sale of the facility. The Company determined to sell the Mesquite facility after experiencing significant operating losses at the facility.

     The Company's principal executive offices are located at 1300 Atlantic Avenue, Suite 800, Atlantic City, New Jersey 08401
(Telephone: 609-449-7777).

Marketing

     The Company's marketing strategy focuses on middle-income patrons who live within a 150 mile radius of each of the Company's facilities. The Company implements this strategy through the use of database and on-site marketing and bus programs. The Company targets gaming customers through frequent mailings promoting visits to its casino facilities. In addition, the Company employs on-site marketing techniques including the use of player tracking systems, slot clubs and preferred player hosts to identify and service patrons. To attract additional patronage during non-peak hours, the Company utilizes bus tours which are organized through the Company's direct relationship with tour operators.

Metropolis Operations

     The Metropolis facility commenced operations on February 23, 1993 and is the only riverboat casino operating in southern Illinois. The Company holds one of only ten statutorily authorized gaming licenses in Illinois. Under Illinois law, licenses are renewed annually after the first three (3) years of operation. In February, 1997, the license for Metropolis was renewed by the Illinois Gaming Board for a one (1) year term.

     The Metropolis facility offers a four deck historical replica of a paddlewheel riverboat. The riverboat features a fully-equipped Las Vegas style casino that offers approximately 22,000 square feet of gaming space. The casino is equipped with 895 slot machines and 51 table games for a total of approximately 1,200 gaming positions as defined by Illinois regulation.

     The docking site at the Metropolis facility consists of three permanently moored barges and related structures. One barge, with a total area of approximately 15,000 square feet on three levels, houses a bar and grill style restaurant, a buffet restaurant and meeting rooms. The dining facilities aboard the barge have a combined seating capacity of 600 persons. The second barge, with a total area of approximately 12,000 square feet, contains the ticketing area, a gift shop, waiting areas, restrooms and a VIP lounge. A third barge, with a total area of approximately 15,000 square feet, is used as a queuing area for patrons prior to boarding the riverboat casino. The barge is also used for special events and promotions.

     In  May,  1996,  a new 300 space surface riverfront  parking facility and a porte-cochere were added. The new parking facility, which is located above the flood plain, has a major positive impact on operations during the Fall and Spring when high water eliminates the use of the Metropolis facility's lower parking areas. With the addition of the new parking facility, the Metropolis facility offers approximately 1,400 automobile and bus parking spaces.

     In October, 1996, the Company purchased an existing restaurant barge facility for $2.5 million in anticipation of upgrading the Metropolis facility. The Company plans to extensively renovate the barge at a cost of approximately $3.5 million and anticipates placing it into operation during the Fall of 1997. When renovated, the facility will have a tropical theme and offer upgraded buffet facilities, a larger, upscale dining facility, an expanded gift shop, a queuing area and a VIP area. In conjunction with these facility upgrades, the Company is also considering improved ramps, increased space for support functions, a 10,000 square foot multipurpose activity showroom and a larger casino vessel. These projects and plans for future development are intended to expand capacity and strengthen the Metropolis facility's position in response to significantly increased competition.

     The Company also holds a 12-1/2% limited partnership interest in a joint venture which constructed a 120-room hotel adjacent to the Metropolis facility. The hotel opened in March, 1994. The Company is entitled to a discounted rate for a specified number of hotel rooms used for casino guests and employees. The Company also leases, under a ten year agreement, a 350-seat cabaret style theater adjacent to the hotel, which is used for special events and promotions.

     The Metropolis facility is located approximately three miles from U.S. Interstate 24, a major highway through Illinois, Kentucky and Tennessee. Passenger counts are higher during warmer weather (from late Spring through early Fall) than during the Winter months. The Company anticipates that this seasonal passenger count trend will continue in the future.

Lake Charles Operations

     The Lake Charles facility commenced operations in the City of Lake Charles, Louisiana on December 8, 1993 with one riverboat casino, the Players Lake Charles Riverboat. In January 1995, the Company acquired all interests in a partnership that owned another fully-equipped Las Vegas style riverboat casino, the Star Riverboat, which previously operated for one and one-half years on Lake Pontchartrain near New Orleans. The Company relocated the Star Riverboat to Lake Charles and reopened it in April, 1995. The Company presently holds two of a current maximum of fifteen statutorily authorized riverboat casino licenses in Louisiana. Under Louisiana law, licenses are initially issued for a term of five (5) years and then considered for renewal annually thereafter. The initial Players Lake Charles Riverboat license will expire December 6, 1998. The initial Star Riverboat license will expire August 9, 1998.

     The Players Lake Charles Riverboat and the Star Riverboat are docked at a common docking site. The Players Lake Charles Riverboat features a fully-equipped three deck Las Vegas style casino that offers approximately 29,200 square feet of gaming space. The casino is equipped with 896 slot machines and 62 table games for a total of approximately 1,330 gaming positions. The Star Riverboat also features a fully equipped three deck Las Vegas style casino that offers approximately 21,730 square feet of gaming space. The casino is equipped with 733 slot machines and 47 table games for a total of approximately 1,062 gaming positions. Both the Players Lake Charles Riverboat and the Star Riverboat operate staggered three-hour cruises up to 24 hours a day. While each riverboat is required by state law to cruise, the staggered cruise schedules allow the Company to offer patrons the equivalent of dockside gaming since a riverboat is almost continually available for boarding by patrons at the docking site.

     The Lake Charles facility features a Company owned land-based 134 room hotel with meeting and entertainment space and a 60,000 square foot floating entertainment "Island." Riverboat casino passengers walk through the Island, which is connected to the Players Hotel by a covered walkway, to board the Players Lake Charles Riverboat and the Star Riverboat. The Island offers a tropical theme with lush foliage, waterfalls and rockscapes. The Island includes a gift shop, a 238 seat upscale restaurant, a 389 seat buffet restaurant, a 145 seat sports bar, and a 50 seat Cajun themed snack bar. The Island also offers a large queuing area and a state-of-the-art animatronics show with a pirate theme for guests to view on their way to board the riverboats.

     The  Company  also maintains a permanently moored  barge  of
approximately  10,000 square feet adjacent to  the  Island.   The
barge provides an employee breakroom, administrative offices and mechanical rooms.

     Parking facilities at the Lake Charles facility consists of a 540 space, on-site multi-story parking garage and several off-site surface parking facilities that provide approximately 1,200 additional automobile and bus parking accommodations.

     The City of Lake Charles and the surrounding area has a population of approximately 160,000 within a 25 mile radius. The Lake Charles facility's primary market area includes population centers in Houston, Beaumont, Galveston, Orange and Port Arthur, Texas and Lafayette and Baton Rouge, Louisiana. U.S. Interstate 10 connects Houston, Beaumont and Lake Charles. The Lake Charles facility is situated immediately adjacent to U.S. Interstate 10. Since opening, the Company estimates that the Lake Charles facility has drawn over half of its patrons from Texas, mainly from the greater Houston area, due in large part to the current absence of legalized casino gaming in Texas.

Maryland Heights Operations

     On March 11, 1997, the Company and Harrah's opened a riverboat casino entertainment facility in Maryland Heights,
Missouri, a suburb of St. Louis. The Maryland Heights facility offers four permanently moored, dockside riverboat casinos totaling approximately 120,000 square feet of gaming space. The Company and Harrah's each individually manage, operate and market two of the four permanently moored, dockside casinos of approximately equal size pursuant to separate gaming licenses, but share equally in the development and marketing of the hotel, entertainment and parking facilities. The Company's two casinos, with total gaming space of approximately 16,000 sq. ft., have a tropical island theme with lush foliage, waterfalls, rockscape and a 3,000 gallon salt water aquarium that also serves as a partition wall between the Company's two casinos. The Company's casinos, in the aggregate, offer 1,230 slot machines and 75 table games for a total of approximately 1,680 gaming positions. The Company's and Harrah's casinos are permanently moored to a land based 95,000 square foot entertainment facility (the "Entertainment Facility").

     The Entertainment Facility has a turn of the century St. Louis theme and includes retail shops, two 125 seat specialty restaurants (the Company and Harrah's each operate one of the specialty restaurants), a 600 seat buffet, a 125 seat entertainment lounge, a child care facility, a 1,824 space parking garage and 3,231 surface parking spaces. The Maryland Heights facility also offers a 291 room hotel with 12 luxury suites (the "Hotel").

     While the Company and Harrah's were each individually responsible for the cost to fit-out the interiors of their respective casinos and specialty restaurants, the Company and Harrah's shared equally in all other development costs for the Maryland Heights facility. The Company's portion of the project budget, excluding capitalized interest, is approximately $141 million, of which $124 million was expended through March 31, 1997. See " - Properties" for information concerning the Company's lease at the Maryland Heights facility.

     Pursuant to a separate Management Agreement, an affiliate of Harrah's manages the Hotel and Entertainment Facility with the exception of the Company's specialty restaurant and the retail space. The Management Agreement has a basic term that expires on December 31, 2005, with fourteen (14) renewal terms of five (5) years each. The Management Agreement provides for the following fees: a Base Management Fee equal to 3% of the Hotel Revenues; an Incentive Management Fee which is the greater of 1% of the hotel revenues, or 50% of operating cost savings; an Accounting Fee of $130,000 per year, increased each year by the amount of the consumer price index ("CPI") increase; and a Reservation Fee of $2.50 per guest room reservation at the hotel made through the telephone reservation system of an affiliate of Harrah's, which fee is increased each year by the amount the CPI increases, but not more than the prevailing charge to other participating Harrah's affiliated hotels.

     The Company maintains separate riverboat casino licenses for each of its two casinos that are issued by the Missouri Gaming Commission. Each license is for a one year term. Missouri Gaming regulations limit patron gaming to $500 per two hour cruise session. In addition, while the Company's two riverboat casinos are permanently moored, State law requires the Company to simulate two hour cruises. The Company and Harrah's stagger boarding times so that one of the four riverboat casinos is always available for boarding by patrons.

     The Maryland Heights facility is strategically located to attract patrons from a local population base of approximately 2.3 million in the greater St. Louis metropolitan region. The site features easy accessibility, a high level of drive-by traffic, and is located adjacent to the Riverport Amphitheater, which currently attracts 500,000 visitors per year.




Players Bluegrass Downs Operations

     Players Bluegrass Downs, a thoroughbred racetrack located in Paducah, Kentucky, was acquired by the Company in November, 1993 and holds live racing meets each Fall as well as year-round simulcasting of thoroughbred horse racing events. During the year when live race meets are not scheduled, the racetrack facilities are leased for special events and activities. During the fourth quarter of 1997, the Company reevaluated Players Bluegrass Downs, determined that the investment was impaired, and wrote down the facility to a value of $475,000 (see " - Results of Operation").

Mesquite Operations

      On June 29, 1995, the Company opened Players Island Resort Casino Spa in Mesquite, Nevada, its only land-based casino entertainment facility. The Mesquite facility features an island resort theme and is located approximately 75 miles from Las Vegas on Interstate 15 between Las Vegas and Salt Lake City, Utah. The Mesquite facility offers a 40,000 square foot casino, a 500-room hotel, a spa and an 18-hole golf course.

      On February 28, 1997, the Company entered into an Asset Purchase Agreement with RGB, LLC ("RGB") to sell substantially all of the assets constituting the Mesquite facility for $29 million cash and a $1.5 million promissory note. The Company sold the Mesquite facility after experiencing significant operating losses at the facility. The closing of the sale was structured in two parts. At the first closing on March 18, 1997, the Company sold for $22 million in cash, substantially all of the assets of the Mesquite facility with the exception of gaming equipment. Simultaneously, the Company leased back the assets in order to continue to operate the Mesquite facility until the second closing, scheduled to occur on June 30, 1997. At the second closing, the Company will cease operating the Mesquite facility, the Company's lease arrangement with RGB will terminate, RGB will pay to the Company the remaining amount of the purchase price in the form of cash and tender the promissory note. At that time, the Company will transfer to RGB the gaming equipment and substantially all other assets of the Mesquite facility not previously sold.

Competition

     The casino gaming industry includes casinos which are land-based, dockside casinos, cruising riverboat casinos and land-based casinos on Indian reservations. The gaming industry is highly competitive and is composed of a large number of companies. Numerous states have legalized gaming and several other states are considering the legalization of gaming in designated areas. Indian gaming on tribal land also continues to expand. As a result of the proliferation of gaming, the Company's operations have been adversely affected. New gaming facilities that have opened in markets served by the Company's facilities have diluted the market by competing for existing patrons of the Company's facilities. The Company anticipates this trend will continue as new competition comes on line and existing competitors enhance their facilities. In addition, many of the Company's direct competitors have significantly greater resources as compared to those of the Company. Competitors with greater resources than the Company enjoy a competitive advantage since they have more flexibility in the manner in which they manage, operate and expand their facilities.

     The Metropolis facility's closest gaming competitor operates in Evansville, Indiana, approximately 110 miles away. Another competing riverboat casino operates in Caruthersville, Missouri, which is approximately 120 miles southwest of the Metropolis facility. The Metropolis facility faces further competition as additional riverboats become licensed in southern Indiana and Missouri. Metropolis also experiences significant competition for Tennessee patrons from dockside casinos in Tunica, Mississippi. Casinos operating in Tunica, Mississippi enjoy a competitive advantage over the Company's Metropolis facility since they offer permanently moored, dockside facilities while the Company's riverboat is required by State law to cruise.

     The Lake Charles facility faces direct competition from the Isle of Capri Casino (the "Isle of Capri"), which opened with one Las Vegas style riverboat casino on July 29, 1995 in Westlake,
Louisiana, approximately one mile from the Company's facility. In May 1996, the Isle of Capri opened a 104,000 square foot pavilion which offers a 450 seat buffet, a live entertainment facility, retail operations and a 1,400 space parking garage. In July, 1996, the Isle of Capri opened a second Las Vegas style riverboat casino. One of the Isle of Capri's riverboat casinos presently offers approximately 26,000 square feet of gaming space with 860 slot machines and 40 table games while the other riverboat casino offers approximately 28,000 square feet of gaming space with 942 slot machines and 48 table games. A 400 room hotel is also being constructed by Isle of Capri with a publicly announced opening date of September, 1997. Construction of another 200 room hotel has also been announced. Additionally, the Isle of Capri Casino has announced plans to expand its facility to include an upscale restaurant, youth activity center, and 300 pad RV park. Eastbound travelers from Texas and western Louisiana on Interstate 10 are able to access the Isle of Capri prior to reaching the Company's facility.

     The Lake Charles facility also faces direct competition from the land-based Coushatta Indian casino facility in Kinder, Louisiana. The Coushatta facility, which opened in January of 1995 and expanded in August 1995, is a Las Vegas style casino that currently offers approximately 71,000 square feet of gaming space, 2,000 slot machines and 65 table games. Grand Casinos, Inc., which manages the facility, recently opened an upscale restaurant and has announced further expansion plans which include an additional 27,000 square feet of gaming space, a 650 room hotel, an additional restaurant, a golf course and a 200 pad RV park. In addition to the Coushatta facility, the Lake Charles facility competes to a lesser degree with riverboat operators in Baton Rouge, approximately 125 miles east of Lake Charles, the New Orleans area, approximately 200 miles east of Lake Charles, and the Shreveport/Bossier City area, which is approximately 180 miles north of Lake Charles. A planned land-based casino in New Orleans may produce additional competition.

     In the 1997 Regular Session of the Louisiana Legislature, a bill was passed authorizing the operation of slot machines at three horse racing tracks in Louisiana, including a racetrack situated in Calcasieu Parish (the same Parish as the Company's Lake Charles facility), Delta Downs. Eastbound travelers from Texas and western Louisiana on Interstate 10 are able to access Delta Downs prior to reaching either the Company's Lake Charles facility or the Isle of Capri.

     The legislation limits slot machine space at each racetrack to 15,000 square feet. Within the gaming space, however, there is no numerical limit on the number of slot machines that can be permissibly installed. While the Governor has not yet signed the bill, the Governor has openly supported the bill and has publicly stated that he intends to sign the bill into law. If the bill is signed by the Governor, before slot machines can be operated at Delta Downs, both voter approval is required through a local option referendum election in Calcasieu Parish and the passage of companion legislation is required in the 1998 Fiscal Session of the Louisiana Legislature to establish the tax rate to be levied on slot machine revenues. Consequently, slot machines cannot be permissibly operated at Delta Downs until, at the earliest, late Spring 1998.

      The Maryland Heights facility competes directly with its joint venture partner, Harrah's, the President Riverboat ("President") in downtown St. Louis, Missouri, the Alton Belle ("Alton Belle") in Alton, Illinois, the Casino Queen ("Casino Queen") in East St. Louis, Illinois and the St. Charles Station ("St. Charles") in St. Charles, Missouri. The Maryland Heights facility may compete with proposed riverboat casinos in Kimmswick, Missouri and St. Charles County, Missouri and, potentially, additional riverboats in the St. Louis metropolitan area to the extent that additional licenses, if any, are granted by the Missouri Gaming Commission.

     The Company's joint venture partner, Harrah's, has 1,230 slot machines and 80 table games for a total of approximately 1,710 gaming positions. The President operates a single gaming facility with approximately 1,122 slot machines and 60 table games for a total of approximately 1,482 gaming positions. St. Charles' facility consists of two riverboat gaming facilities with a total of approximately 1,811 slot machines and 85 table games for a total of approximately 2,321 gaming positions. Additionally, St. Charles has announced a $190 million expansion project. Casino Queen operates a single riverboat with 966 slots and 50 table games for a total of approximately 1,266 gaming positions. Alton Belle has a total of 684 slots and 35 table games for a total of approximately 894 gaming positions. As Illinois operators, neither the Casino Queen nor the Alton Belle are subject to the same loss limits per passenger imposed in Missouri.

Employees

     As of March 31, 1997, the Company had approximately 4,642 employees, including 758 employed in Metropolis, 1,897 employed in Lake Charles, 875 employed in Mesquite, 38 employed at Players Bluegrass Downs, 1,033 employed in Maryland Heights and 41 employed in the Company's corporate and administrative offices. The Company believes its relations with its employees are generally good.

      On May 23, 1995, the Seafarers International Union ("SIU") filed a petition for an election with the National Labor Relations Board (the "NLRB") to represent unlicensed marine crew members of the Players Lake Charles Riverboat and the Lake Charles Star Riverboat at the Lake Charles complex. After a decision on the appropriateness of the union, the NLRB conducted an election on October 24 and 25, 1995. The election resulted in the SIU being chosen to represent approximately 61 unlicensed marine crew members. On May 1, 1997, the Company outsourced its marine operations to Westbank Riverboat Services, Inc. ("WRS"). The Company had not completed the negotiation of a collective bargaining agreement with the SIU. WRS assumed the Company's collective bargaining obligations in connection with the outsourcing of the marine operations.

Gaming Regulation

     The Company is subject to state and Federal laws which regulate businesses generally and the gaming business specifically. Below is a brief description of some of the more significant regulations to which the Company is subject. All laws are subject to change and different interpretations. This is especially true with respect to current laws regulating the gaming industry, since in many cases these laws and the regulatory agencies applying them are relatively new. Changes in laws or their interpretation may result in the imposition of more stringent, burdensome, expensive requirements, or the outright prohibition of an activity.
Illinois Gaming Regulation

     The Riverboat Gambling Act of Illinois (the "Illinois Riverboat Act") currently authorizes a five-member Illinois Gaming Board to issue up to ten riverboat gaming licenses. The Illinois Gaming Board issued an owner's license to a wholly-owned subsidiary of the Company for its Metropolis facility in February, 1993. Each owner's license granted entitles the licensee to own and operate up to two riverboats (with a combined maximum of 1,200 gaming participants) and equipment thereon from a specified dock site. The duration of the license initially runs for a period of three years. Thereafter, the license is subject to renewal on an annual basis upon, among other things, a determination by the Illinois Gaming Board that the licensee continues  to  meet  all  of  the requirements  of  the  Illinois
Riverboat Act and the Illinois Gaming Board's Rules. The Metropolis facility's license was renewed in February, 1997. All licensees have a continuing duty to maintain suitability for licensure.

     The Illinois Riverboat Act grants the Illinois Gaming Board extensive jurisdiction, specific powers and duties for the purposes of administering, regulating and enforcing the system of riverboat gaming. The Illinois Gaming Board may revoke or suspend licenses as the Illinois Gaming Board may see fit and in compliance with applicable laws of the State of Illinois regarding administrative procedures and may suspend an owner's license, without notice or hearing, upon a determination that the safety or health of patrons or employees is jeopardized by continuing a riverboat's operation. The suspension may remain in effect until the Illinois Gaming Board determines that the cause for suspension has been abated. The Illinois Gaming Board may revoke the owner's license upon a determination that the owner has not made satisfactory progress toward abating the hazard.

     A holder of an owner's license is required to obtain all licenses from the Illinois Gaming Board necessary for the operation of a riverboat, including a liquor license, a license to prepare and serve food, and all other necessary licenses. All sales, use, occupation and excise taxes which apply to food and beverages apply to sales aboard riverboats.

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

     As a condition to maintaining an owner's license, the licensee must, among other things, submit detailed financial information and other information to the Illinois Gaming Board including an annual audit by an independent certified public accountant, selected by the Administrator of the Illinois Gaming Board, of the financial transactions and conditions of the total operations of a holder of an owner's license including the condition of the licensee and its internal control system. The holder of an owner's license must prepare and send to the
Administrator, and the independent certified public accountant selected by the Administrator, a written response to issues raised by such accountant's reports on: (i) the procedures required to be performed by such accountant on a quarterly basis with respect to certain aspects of the licensee's operations; and
(ii) the annual audit referred to above. Among other continuing obligations, the holder of an owner's license has a duty to promptly disclose any material changes in the information it provides to the Illinois Gaming Board. The holder of an owner's license must report promptly to the Administrator of the Illinois Gaming Board any facts which the holder has reasonable grounds to believe indicate a violation of law (other than minor traffic violations), an Illinois Gaming Board Rule, or a holder's internal controls committed by suppliers or licensed employees including, without limitation, the performance of licensed activities different than those permitted under their license. The duty to disclose changes in information to the Illinois Gaming Board continues throughout the period of licensure. A duty exists to promptly disclose the identity of a compensated agent acting on behalf of the holder of an owner's license with regard to action by the Illinois Gaming Board.

     A holder of an owner's license is subject to the imposition of fines, suspension or revocation of its license for any act or failure to act on the part of the licensee or its agents or employees that is injurious to the public health, safety, morals, good order or general welfare of the people of the State of Illinois or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois, including, without limitation: (i) failing to comply with or make provision for compliance with applicable legal requirements including the Illinois Riverboat Act, the rules promulgated thereunder or any other applicable Federal, state or local law or regulation or order or failure by the holder of an owner's license to comply with or make provisions for complying with the holder's internal controls; (ii) failing to comply with any rule, order or ruling of the Illinois Gaming Board or its agents pertaining to gaming;
(iii) receiving goods or services from a person or business entity which does not hold any required supplier's license; (iv) being suspended or ruled ineligible for a gaming license or having a gaming license revoked or suspended in any state or gaming jurisdiction; (v) associating with, either socially or in business affairs, or employing persons of notorious or unsavory reputation or who have extensive police records or who have failed to cooperate with any officially constituted investigatory or administrative body, if public confidence and trust in gaming would thereby be adversely affected; and (vi) employing in any Illinois riverboat gaming operation any person known to have been found guilty of cheating or using any improper device in connection with any game.

     Minimum and maximum wagers on games are not established by regulation but are left to the discretion of the licensee; however, wagering may not be conducted with money or other negotiable currency. Riverboat cruises are limited to a duration of four hours, and pursuant to the language of the Illinois Riverboat Act, no gaming may be conducted while the riverboat is docked. Illinois Gaming Board Rule, Section 3000.500, currently permits gaming during the 30-minute time periods at the beginning and end of a cruise while the passengers are embarking and disembarking (total gaming time per cruise is limited to four hours, however, including the pre- and post-docking periods). In addition, pursuant to Illinois Gaming Board Rule, Section
3000.510,  dockside  gaming is permitted if the  captain  of  the riverboat reasonably determines that it is unsafe to cruise due to inclement weather, mechanical or structural problems or river icing. In such event, the riverboat must be cleared at least once every four hours, at which time a new gaming session may commence; patrons may leave the vessel at any time but may only board the vessel during the first 30 minutes of the gaming session. Recent pronouncements by the Illinois Gaming Board indicate that the explanations for failure to cruise pursuant to Illinois Gaming Board Rule, Section 3000.510 will be closely scrutinized and that any abuse of the rule will result in disciplinary actions, which may include, among other things, any of the following: cancellation of future cruises, penalties, fines and suspensions or revocation of license. No person under the age of 21 is permitted to wager, and wagers may only be taken from a person present on a licensed riverboat. With respect to electronic gaming devices, the payout percentage may not be less than 80% nor more than 100%.

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

     An ownership interest in a business entity (other than a publicly traded corporation) which has an interest in a holder of an owner's license may only be transferred or pledged as collateral with the permission of the Illinois Gaming Board. Any person or entity who or which, individually or in association with others, acquires directly or indirectly, beneficial ownership of more than 5% of any class of voting securities or non-voting securities convertible into voting securities of a publicly traded corporation which holds an ownership interest or a beneficial interest in the holder of an owner's license is required to file a Personal Disclosure Form 1. (The Illinois Gaming Board, however, takes the position that it may require any individual or entity seeking a transfer of an ownership interest in an owner's license to file a Personal Disclosure Form 1.) The Personal Disclosure Form 1 forms the basis of investigation by the Illinois Gaming Board to determine suitability of the person or entity seeking transfer of an ownership interest. If the Illinois Gaming Board denies an application for such a transfer, commencing as of the date the Illinois Gaming Board issues a notice that it denies such application, it will be unlawful for such applicant to receive any dividends or interest on his shares, to exercise, directly or indirectly, any right conferred by such shares, or to receive any remuneration from any person or entity holding any license under the Illinois Riverboat Act for services rendered. If the Illinois Gaming Board denies an application for such a transfer and if no hearing is requested or if the Illinois Gaming Board issues a final order of disqualification, the holder of an owner's license shall purchase all of the disqualified person's or entity's shares at the lesser of either the market price or the purchase price for such shares.

     A holder of an owner's license can only make distributions to stockholders to the extent such distributions would not impair the financial viability of the gaming operation. Factors to be considered should include but not be limited to the following:
(i) working capital requirements; (ii) debt service requirements;
(iii) repairs and maintenance requirements; and (iv) capital expenditure requirements.

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

Louisiana Gaming Regulation

     In July 1991, the Louisiana legislature adopted legislation permitting riverboat casinos on certain rivers and waterways in Louisiana (the "Riverboat Act"). In addition to riverboat casinos, there are many other forms of legalized gaming in Louisiana including the lottery, racetracks and video lottery terminals ("VLTs") at various types of facilities in the state, including bars, truckstops, racetracks and off-track betting parlors.

     The Riverboat Act authorizes the issuance of up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish. Pursuant to legislation passed in a Special Session of the Louisiana Legislature in March 1996, authority to supervise riverboat gaming activities is vested in the Louisiana Gaming Control Board, the successor regulatory agency to the Louisiana Riverboat Gaming Commission. The Louisiana Gaming Control Board, by regulation, has delegated certain responsibilities relating to investigations, issuance and renewal of certain licenses and permits, audits and enforcement of Louisiana riverboat gaming laws to the Riverboat Gaming Enforcement Division of the Louisiana State Police (the "Louisiana Enforcement Division").

     In issuing a license, the Louisiana Gaming Control Board must find that the applicant is a person of good character, honesty and integrity and a person whose prior activities, criminal record, if any, reputation, habits, and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The Louisiana Gaming Control Board cannot grant a license unless it finds that: (i) the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino; (ii) the proposed financing of the riverboat and the gaming operation is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Louisiana Gaming Control Board; (iii) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to the proposed riverboat so as to ensure the safety of its passengers; (iv) the applicant submits a detailed plan of design of the riverboat in its application for a license;
(v) the applicant designates the docking facilities to be used by the riverboat; (vi) the applicant shows adequate financial ability to construct and maintain a riverboat; and (vii) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications.

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

     An initial license to conduct riverboat gaming operations is valid for a term of five years. A subsidiary of the Company was issued an initial operator's license by the Louisiana Enforcement Division for the Players Lake Charles Riverboat on December 6, 1993. Another subsidiary of the Company holds an operator's license for the Star Riverboat (which was acquired by the Company in April 1995) issued an on August 9, 1993. The Louisiana gaming law provides that a renewal application for each one year period succeeding the initial five year term of the operator's license must be made to the Louisiana Enforcement Division. The application for renewal consists of a statement under oath of any and all changes in information, including financial information, provided in the previous application.

     The transfer of a license or permit or an interest in a license or permit is prohibited. The sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition (a "Transfer") by any person of securities which represent 5% or more of the total outstanding shares issued by a corporation that holds a license is subject to Louisiana Enforcement Division approval. A security issued by a corporation that holds a license must generally disclose these restrictions. Prior approval of the Louisiana Enforcement Division is required for the Transfer of any ownership interest of 5% or more in any non-corporate licensee or for the Transfer of any "economic interest" of 5% or more in any licensee or Affiliated Gaming Person. An "economic interest" is defined for purposes of a Transfer as any interest whereby a person receives or is entitled to receive, by agreement or otherwise, a profit, gain, thing of value, loan, credit, security interest, ownership interest or other economic benefit.

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

     Riverboat gaming licensees and their Affiliated Gaming Persons are required to notify the Louisiana Gaming Control Board sixty days prior to the receipt by any such persons of any loans or extensions of credit, or modifications thereof. The Louisiana Gaming Control Board is required to investigate the reported loan, extension of credit or modification thereof and to determine whether an exemption exists from the requirement of prior written approval and, if no exclusion applies, to either approve or disapprove the transaction. If disapproved, the transaction cannot be entered into by the licensee or Affiliated Gaming Person. The Company is an Affiliated Gaming Person of its Louisiana subsidiaries that are the licensees of the Players Lake Charles Riverboat and the Star Riverboat.

     Fees   for  conducting  gaming  activities  on  a  riverboat
include:   (i)  $50,000  per riverboat  for  the  first  year  of
operation  and  $100,000 per year per riverboat thereafter;  plus
(ii) 18-1/2% of net gaming proceeds.

     The Company also has paid since opening a $2.50 per passenger admission tax to the City of Lake Charles. In 1995, Louisiana enacted legislation authorizing the governing authority of Calcasieu Parish to levy an additional admission fee of fifty cents per passenger, the proceeds of which are used primarily to fund education in the parish. This increase is applicable to the Company's two Lake Charles riverboats. In the 1996 Special Session of the Louisiana Legislature, legislation was enacted providing for local option elections in November, 1996 on a parish-by-parish basis which gave voters in communities across the state the opportunity to decide the fate of certain forms of gaming in their parishes. In Calcasieu Parish, where the Company's Lake Charles facility is located, the referendum determined whether VLTs and riverboat gaming would continue to be permitted. In November 1996, voters in Calcasieu Parish voted favorably to permit the continuation of both forms of gaming.

     In the 1996 Special Session, legislation was also enacted placing a constitutional amendment on the October, 1996 election ballot to limit the expansion of gaming in Louisiana. In October 1996, voters favorably passed the constitutional amendment. The constitutional amendment requires local option elections before new forms of gaming can be brought into a parish. The measure also requires a local option referendum before a riverboat can move into a parish that has not already authorized riverboat gaming.

     In the 1997 Regular Session of the Louisiana Legislature, a bill was passed authorizing the operation of slot machines at three horse racing tracks in Louisiana, including a racetrack situated in Calcasieu Parish. See " - Competition."

Nevada Gaming Regulation

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. Gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board") and various other county and city regulatory agencies, including the City of Mesquite (collectively referred to as the "Nevada Gaming Authorities.")

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

     The Company is registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own, through its subsidiary, Players Holding, Inc. ("Players Holding"), the stock of Players Nevada, Inc. ("Players Nevada"). Players Nevada is licensed by the Nevada Gaming Authorities to conduct nonrestricted gaming operations at the Mesquite facility and is a corporate licensee ("Corporate Licensee") under the terms of the Nevada Act. No person may become a stockholder of, or receive any percentage of profits from, a Corporate Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, Players Holding or Players Nevada in order to determine whether such individual is suitable or should be licensed as a business associate of a Corporate Licensee. Officers, directors and certain key employees of Players Nevada are required to file applications with the Nevada Gaming Authorities and have been required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company and Players Holding who are actively and directly involved in the activities of the Corporate Licensee may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, Players Holding or Players Nevada, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, Players Holding or Players Nevada to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company, Players Holding and Players Nevada are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Players Nevada will be required to be reported to or approved by the Nevada Commission.

       If Players Nevada violates the Nevada Act the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, Players Holding, Players Nevada and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Mesquite facility and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the licenses of Players Nevada could (and revocation of any license of Players Nevada would) materially adversely affect the Company.

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

     The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, by-laws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of the Company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, Players Holding or Players Nevada, it: (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation, such as the holders of the Notes, to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays the unsuitable person any dividend, interest, or any distribution whatsoever; (ii)
recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

Missouri Gaming Regulation

     In November, 1992, the voters of Missouri approved a referendum authorizing riverboat gaming in Missouri. In 1993, the Missouri Legislature enacted legislation which substantially revised the referendum legislation regarding riverboat gaming and its regulation (the "Missouri Gaming Act"). The Missouri Gaming Act established the Missouri Gaming Commission, which has broad jurisdiction over and supervisory powers concerning gaming operations conducted under the Missouri Gaming Act. Following a challenge to legislation authorizing riverboat casino gaming, a January, 1994 Missouri Supreme Court ruling created uncertainties regarding the extent to which casino gaming is constitutional in Missouri. In February, 1994, the Missouri Legislature passed legislation which would permit the voters to amend the State Constitution to permit legislation reauthorizing riverboat casino gaming consistent with the State Constitution. The vote on the proposed State Constitutional amendment was held in April, 1994 to permit games of chance on riverboat casinos. In the April, 1994 vote, the State Constitutional amendment was narrowly defeated. As a result of the Missouri legislature's actions in February, 1994, several municipalities in Missouri which had previously approved local ordinances permitting gaming, including the City of Maryland Heights resubmitted the local gaming activities ordinances to the voters in April, 1994 as well. The Maryland Heights ordinance was approved by municipal voters in the April, 1994 vote. Subsequently, at the statewide general election held November 8, 1994, a second proposal to amend the Missouri Constitution to permit games of chance on riverboats and floating facilities on the Missouri and Mississippi Rivers was adopted. As a result thereof, effective December 8, 1994, reel slot machines and other games of chance were authorized for use in Missouri casinos.

     Under the Missouri Gaming Act, gaming is permitted in Missouri only on the Missouri and Mississippi Rivers. The Missouri Gaming Act calls for licensure of owners (Class A license), operators (Class B license), suppliers and gaming-related occupations. On March 11, 1997, a subsidiary of the Company received two Class B licenses in Maryland Heights to operate its two permanently moored riverboat casinos. In addition, Riverside Joint Venture, the joint venture between a subsidiary of the Company and a subsidiary of Harrah's, was issued four Class A licenses, one for each of the four riverboat casinos permanently moored at the Maryland Heights facility.

     There is no statewide numerical limit to the number of licenses which may be granted to permit riverboat casino operations. As a result of the Missouri Legislature's May, 1994 amendments to the Missouri Gaming Act, prior uncertainty regarding whether any city or county outside of the two major metropolitan areas of Missouri (St. Louis/St. Louis County and the Kansas City metropolitan area) may be granted more than one license has been removed. Under the May, 1994 amendments to the Missouri Gaming Act, any city or county may be granted more than one license if the "home dock" city or county has authorized more than one excursion gaming boat. However, within all cities and counties in Missouri the Missouri Gaming Commission has the ultimate responsibility for setting the number, location and type of licensed boats. As noted above, excursion gaming boats also must be authorized by the local home dock city or county.

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

     Licensees must establish financial responsibility sufficient to meet adequately the requirements of the proposed enterprise. Additionally, the Missouri Gaming Commission's regulations prohibit withdrawals of capital by, or making loans, advances, or distributions of any type of assets to its owner(s), in excess of 5% of such entity's accumulated earnings without Missouri Gaming Commission approval.

     The Missouri Gaming Act also requires that the excursion gaming boat resemble historic Missouri riverboats, encourages use of Missouri resources, goods and services in the operation of the boat, and requires that the boat provide for non-gaming areas, food service and a Missouri theme gift shop. Use of the space on any vessel and operating criteria are determined in accordance with rules and regulations of the U.S. Coast Guard. There is no size limit on Missouri gaming boats and no minimum or maximum space prescribed for gaming areas.

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

     Application fees are based upon costs of investigation and approval of licenses. The minimum nonrefundable application fee is $50,000. Initial Class A and Class B licenses are granted for a term of one year. License renewal are granted for a term of two years. The annual fee for licensure is $25,000.

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

Proposed Texas Gaming Legislation

     Since the original Players Lake Charles Riverboat began operating on December 8, 1993, more than half of its patrons have come from Texas, with a significant portion coming from the metropolitan Houston area. Although casino gaming is not currently permitted in Texas, and the Attorney General of Texas has issued an opinion that gaming in Texas would require an amendment to the State's Constitution, the Texas legislature has considered various proposals to authorize casino gaming. To date, no bill authorizing casino gaming has passed. Bills may be introduced from time to time, however, whenever the legislature is in session. Since the Texas legislature (which meets every two years in odd-numbered years) did not pass legislation to amend the Texas State Constitution during the 1997 regular session, any such legislation will have to await the next regular session in 1999, or a special session of the legislature. Special sessions can only be called by the Governor for matters that were pending in the regular legislative session. Governor George Bush has taken a public position against legalized casino gaming. A constitutional amendment requires a two-thirds vote of those present and voting in each house of the Texas state legislature and approval by the electorate at a referendum.

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

Company Repurchase Rights with Respect to Company Securities

     As noted earlier, there are various regulations on the ownership of the Company's Common Stock. The Company's Articles of Incorporation provide that if any governmental commission, regulatory authority, entity, agency or instrumentality (collectively, an "Authority") having jurisdiction over the Company or any affiliate of the Company or that has granted a license, certificate of authority, franchise or similar approval (collectively, a "License") to the Company or any affiliate of the Company orders or requires any stockholder to divest any or all of the shares of Common Stock (or options, convertible securities or warrants to purchase Common Stock, collectively, together with Common Stock ("Securities")) owned by such stockholder (a "Divestiture Order") and the stockholder fails to do so by the date required by the Divestiture Order (unless the Divestiture Order is stayed), the Company will have the right to acquire the securities from the stockholder that the stockholder failed to divest as required by such Divestiture Order. If, after reasonable notice and an opportunity for affected parties to be heard, any Authority determines that continued ownership of the Company's Securities by any stockholder shall be grounds for the revocation, cancellation, non-renewal, restriction or withholding of any License granted to or applied for by the Company or any affiliate of the Company, or shall be grounds for limiting the activities of such entity, such stockholder shall divest the Securities that provide the basis for such determination, and if such stockholder fails to divest Securities within 10 days after the date the Authority's determination becomes effective (unless the determination is stayed), the Company shall have the right to acquire such Securities from the stockholder. If the Company determines that persons who are not citizens of the United States as determined under the Shipping Act or other applicable statutes (the "Foreign Citizens") own more than 25% of the Company's outstanding Common Stock, the Company may require the Foreign Citizen(s) who most recently acquired the shares that bring total Foreign Citizen ownership to more than 25% of the outstanding Common Stock (the "Excess Shares") to divest the Excess Shares to persons who are United States citizens. If the Foreign Citizen(s) so directed fail to divest the Excess Shares to United States citizens within 30 days after the date on which the Company gives a written notice to the Foreign Citizen(s) to divest the Excess Shares, the Company shall have the right to acquire the shares that the Foreign Citizen(s) failed to divest as required by the Company's notice.

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

Paid Advertising and Marketing

      The Federal Communications Commission ("FCC") prohibits radio and television broadcasters from accepting advertising that actively promotes gaming, although the FCC does not ban all advertising for casino facilities. Federal regulation also restricts the circulation of certain materials related to gaming though the United States mail. The Company, together with several statewide associations of broadcasters (radio and television stations), is currently suing the FCC in order to invalidate the current restrictions on radio and television advertising of casinos on constitutional grounds. The matter is currently pending decision on cross-motions for summary judgment before the trial court.

Discouragement of Share Accumulations

     Various state limits requiring approvals of shareholdings over certain thresholds may discourage accumulations over such limits and therefore may discourage changes in control of the Company. See "- Gaming Regulations." The Federal laws referred to above may also discourage ownership by stockholders who are not citizens of the United States.

Forward-Looking Information

      Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as
amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the effects of competition, plans for property enhancements, capital expenditure programs and requirements, financing sources and the effects of regulation (including gaming licensure and regulation, state and local regulation and tax regulation). See " - Management's Discussion and Analysis of Operations and Financial Conditions." Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These uncertainties and risks include, but are not limited to, those relating to conducting operations in an increasingly competitive environment, conducting operations at a newly or recently developed site or in a jurisdiction for which gaming has recently been permitted, changes in gaming, state and local laws and regulations (including local referenda to terminate the authority to conduct gaming operations), development and construction activities, leverage and debt service requirements (including sensitivity to fluctuation in interest rates), general economic conditions, changes in federal or state tax laws, action taken under applications for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and regulations) and the legalization of gaming in certain jurisdictions.

Item 2.   Properties

     Metropolis, Illinois: The Company leases its docking facilities in Metropolis, which cover 1,810 linear feet of riverfront, from the City of Metropolis pursuant to a 20-year lease with a 20-year renewal option at an annual rent of approximately $7,000. Under a separate 20 year lease with the City of Metropolis, the Company leases additional riverfront property immediately adjacent to its docking facilities for surface parking at an annual rate of $2,500. The Company also owns several parcels of land in Metropolis, some with buildings, aggregating approximately eight acres, and leases an additional two acres. The owned or leased area is used primarily for customer parking or as office space. Some of the land is being held for development, and some of the current parking area may be developed, in which event the Company believes suitable replacement parking space could be obtained. In March 1996, the Company completed a two-story office facility which accommodates the administrative staff.

     The Ohio River occasionally overflows its banks at the Metropolis facility, most often during late winter and early spring. Such flooding may cover a portion of the Company's closest parking location, although the Company believes that it will still have adequate available parking within reasonable walking distance of its landing during typical flooding periods. If flooding is especially severe, it may be impractical for passengers to board the riverboat at its normal dock site. The Company has developed an emergency plan that would permit gaming activities to continue in such circumstances. Any use of an alternate landing because of flooding may result in some loss of service.

     Lake Charles, Louisiana: On August 16, 1995, the Company entered into an agreement (the "Beeber Agreement") with The Beeber Corporation ("Beeber") to purchase Players Hotel and approximately 15 acres of real estate comprising the landside facility for the Players Lake Charles Riverboat and the Star Riverboat (collectively, the "Property"). Under this arrangement, the Company agreed to pay a total purchase price of $6.7 million for the Property. On January 15, 1996, Beeber delivered notice to the Company of its desire to exercise Beeber's Put Right with respect to 200,000 shares of Common Stock (i.e., $2.44 million in Common Stock at the $12.17 per share value set forth in the Beeber Agreement). The Company delivered these funds to Beeber on or about April 10, 1996. In January of 1996, Players and Beeber determined to delay the payment of the balance of Beeber's Common Stock (i.e., 307,382 shares) pending the resolution of certain issues. By letter dated October 14, 1996, Beeber agreed to waive the issuance of the remaining 307,382 shares of Common Stock, and the Company agreed to deliver the cash value of such remaining shares (i.e., $3.74 million) on or before January 8, 1997. In January of 1997, the Company and Beeber entered into an agreement pursuant to which the terms of the Company's final payment was further modified to provide: (i) a January 1997 payment in the amount of $374,083.88; (ii) the accrual of interest on the remaining balance (i.e. $3.37 million) at a rate of 7% per annum; (iii) the Company's delivery of six
(6) monthly payments of principal and interest to Beeber, such payments based on a five (5) year amortization period; and (iv) a balloon payment of $3.08 million due to Beeber on July 8, 1997. As additional consideration, the Company is required to continue making certain payments to Beeber and a third party, which payments are related to a lease agreement dated May 19, 1993 between the Company and Beeber, as amended. Under this arrangement, the Company and such parties have entered into an agreement, dated July 27, 1995, whereby the Company is obligated to pay a total of $2.95 for each passenger who patronizes the Company's Lake Charles riverboats, subject to certain conditions.

     The Company has entered into a long-term lease with the State of Louisiana in order to obtain whatever rights the State of Louisiana may have in a strip of lakefront land adjacent to and abutting the Property, which was previously under water, and may be subject, under certain circumstances, to a claim of ownership by the State of Louisiana by virtue of certain riparian claims (the "Lakefront Strip"). The Company has entered into another long-term lease with the State of Louisiana for certain waterbottoms (i.e., riparian rights) adjoining the Lakefront Strip and underlying the Island. In April, 1997, the Company entered into a three (3) year commercial lease commencing August 1, 1997 for office and warehouse space to accommodate the administrative staff.

     Mesquite, Nevada: On February 28, 1997, the Company entered into an Asset Purchase Agreement with RGB to sell substantially all of the assets constituting the Mesquite facility, including the real estate assets consisting of a 45 acre parcel and improvement situated thereon for $29 million cash and a $1.5 million promissory note. The closing of the sale was structured in two parts. At the first closing on March 18, 1997, the
Company sold for $22 million in cash, substantially all of the assets of the Mesquite facility with the exception of gaming equipment. On March 18, 1997, the Company also assigned a lease for land adjacent to the Mesquite facility, together with irrigation water rights for such land, on which the Company developed an 18-hole golf course, upon which the landlord retained rights to develop a golf community housing development Simultaneously, the Company leased back the assets in order to continue to operate the Mesquite facility until the second closing, scheduled to occur on June 30, 1997. At the second closing the Company will cease operating the Mesquite facility, the Company's lease arrangement with RGB will terminate, RGB will pay to the Company the remaining amount of the purchase price, and the Company will transfer to RGB the gaming equipment and substantially all other assets of the Mesquite facility not previously sold.

     Maryland Heights, Missouri: On November 2, 1995, the Company entered an agreement with Harrah's to form a joint venture and co-develop the Maryland Heights facility on an approximate 215 acre site in Maryland Heights, Missouri. An affiliate of Harrah's owns the property underlying the Maryland Heights facility. Each of the Company and Harrah's have an eighty (80) year lease with the Harrah's affiliate for the property underlying their respective casinos. The leases for the Company and Harrah's are substantially identical, except that the Company pays rent and Harrah's does not. The Company's rent consists of a percentage rent equal to the following specified percentages multiplied by the relevant specified incremental levels of annual net gaming revenues earned at the Company's Maryland Heights complex: 2% times annual net gaming revenue between zero and $50 million, 3% times annual net gaming revenue between $50 million and $100 million, and 4% times annual net gaming revenue in excess of $100 million.

     Pursuant to a separate Management Agreement, a Harrah's affiliate manages the Hotel and Entertainment Facility except for the Company's specialty restaurant and retail operations The Management Agreement has a basic term that expires on December 31, 2005, with fourteen five (5) year renewal options. The Management Agreement provides for the following fees: a Base Management Fee equal to 3% of the Hotel Revenues; an Incentive Management Fee which is the greater of 1% of the Hotel Revenues, or 50% of operating cost savings; an Accounting Fee of $130,000 per year, increased each year by the amount the consumer price index ("CPI") increases; and a Reservation Fee of $2.50 per guest room reservation at the hotel made through the telephone reservation system of an affiliate of Harrah's, which fee is increased each year by the amount the CPI increases, but not more than the prevailing charge to other participating Harrah's affiliated hotels. See " - Maryland Heights Operations."

     Bluegrass Downs, Kentucky: In November 1993, the Company acquired Bluegrass Downs racetrack (currently known as Players Bluegrass Downs), located in Paducah, Kentucky, in anticipation that the Kentucky legislature would enact legislation to authorize casino-type gaming, such as slot machines and table games, at licensed racetracks. If any legislation is adopted permitting additional forms of gaming at racetracks, the Company currently plans to develop its track into a facility that would offer all permitted forms of gaming. The racetrack is approximately ten miles from the Company's Metropolis facility. The next closest Kentucky racetrack to the Metropolis facility is Ellis Park, which is approximately 100 miles from each of Paducah and Metropolis. Players Bluegrass Downs consists of approximately 69.6 acres. The Company owns 58.3 acres and leases the remaining 11.3 acres. Players Bluegrass Downs includes a 5/8 mile oval racetrack, an enclosed 17,000 square foot clubhouse housing dining and wagering facilities, administrative areas, barns and related buildings that can accommodate 725 horses, and a parking area for more than 1,400 cars.

License with Merv Griffin and The Griffin Group

     On December 31, 1996, a license (the "Griffin License") expired between the Company and The Griffin Group, a company controlled by Mr. Merv Griffin, a major stockholder of the Company, under which Mr. Griffin acted as the public representative for all of the Company's riverboat and dockside casinos. In addition, Mr. Griffin provided other services, principally of a promotional nature. The Company's right to Mr. Griffin's services was exclusive in the riverboat and dockside casino industry, with certain exceptions related to Mr. Griffin's other casino interests.

     In consideration of Mr. Griffin's services under the Griffin License, the Company, in 1992, issued to The Griffin Group warrants to purchase 2.1 million shares of Common Stock at an exercise price of $2.67 per share (on a split-adjusted basis). The warrants were exercised in November and December, 1996. In addition, the Griffin License required the Company to pay annual fees to The Griffin Group for each riverboat casino facility tied to the respective casino's earnings fiscal year before depreciation, interest and taxes ("EBDIT") for the year. The fee was not payable with respect to the Metropolis facility and the Company's original riverboat at the Lake Charles facility, the Players Lake Charles Riverboat, through December 31, 1996. The Griffin Group was also entitled to reimbursement of certain expenses and indemnification against certain claims. Mr. Griffin was also entitled to additional compensation, as negotiated in good faith, if he hosted, produced or performed in any shows at a Company casino.

      Subsequent to the end of fiscal year 1996, the Company and The Griffin Group entered into an agreement to modify the Griffin License to reflect the extension of its terms to the Company's second riverboat casino in Lake Charles, the Star Riverboat, and its land-based casino in Mesquite effective as of the opening of each facility. The EBDIT fees that would have been payable with respect to these two additional facilities were replaced with one lump-sum payment of approximately $300,000 for Mr. Griffin's services at these facilities through the period ending December 31, 1996. This negotiated fee has not yet been paid by the Company.

Item 3.  Legal Proceedings

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

       On or about October 27, 1995 the Company was served with a purported class action captioned Schreier, et al. v Players International, et al. in the United States District Court for the District of Nevada which is essentially identical to the Poulos and Ahern litigation, except for certain variations in the definition of the purported class. The matter has also been consolidated with the Poulos and Ahern litigation.

     On April 17, 1996, the Court dismissed plaintiffs' Complaint without prejudice for failure to plead their claims with specificity and dismissed defendants' remaining substantive motions as moot. The Court permitted plaintiffs to file an Amended Complaint. The matter is currently in the discovery stage, after which substantive motions for dismissal will be filed by the defendants. The Company believes that the plaintiffs' claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

J.A. Miller, et al. v. Showboat Star Partnership, et al.

      Showboat Star Partnership, a subsidiary of the Company, was served with a petition captioned J.A. Miller, et al. v. Showboat Star Partnership, et al. on or about February 27, 1997, Docket No. 10-14544, in the 38th Judicial District Court, Parish of Cameron, State of Louisiana. The plaintiffs, a group of oyster fisherman, allege in the petition that on or about February 2, 1997, the Star Riverboat discharged raw sewage and other hazardous and toxic substances from the bilge of the vessel into Lake Charles. Plaintiffs further allege that since 1994 the Star Riverboat and the Players Lake Charles Riverboat have discharged raw sewage and other hazardous and toxic substances into Lake Charles which is part of the Calcasieu Estuary. Plaintiffs claim that alleged acts of the Company have resulted in great damage to natural oyster beds forty-three (43) miles down river in Cameron Parish, resulting in oysters situated thereon to become dangerous and unfit for human consumption and/or preventing the oyster fishermen from harvesting said oysters. The oyster fishermen are claiming both compensatory and punitive damages. The matter is in the early stages of litigation. The Company has filed several motions in response to the petition including motions to dismiss the action. The Company intends to vigorously defend this action.




W. Todd Akin, et al. v. Missouri Gaming Commission

      The matter of W. Todd Akin et al. v. Missouri Gaming Commission was filed in the Circuit Court of Cole County in the fall of 1996. While none of the Missouri licensees or applicants was named in the suit, Players MH, L.P., a subsidiary of the Company and Harrah's Maryland Heights Corporation, both 50% partners in the Riverside Joint Venture, and the Missouri Riverboat Gaming Association, together with the City of Maryland Heights, have intervened in order to protect their respective interests. The suit seeks a judicial declaration that the Missouri Riverboat Gaming Act is unconstitutional because it permits facilities (such as the Company/Harrah's facility in Maryland Heights) to be located upon artificial basins fed by the Missouri River. The statute was found constitutional and the suit was dismissed in its entirety on the merits by the trial court in December, 1996. That dismissal was appealed directly to the Missouri Supreme Court by the Plaintiffs in January, 1997. Certain briefs have been filed, and once all briefs are all filed, a date for argument will be set before the Supreme Court. A ruling on the appeal is not expected for some time.

Item 4.  Directors and Executive Officers of the Company

     During  the fourth quarter ended March 31, 1997,  no  matter
was  submitted  to  a  vote of the Company's  stockholders.   The
directors and executive officers of the Company are as follows:

Name               Age      Since   Present Position With the
Company
Edward Fishman      54      1985    Chairman of the Board of
                                    Directors
Howard Goldberg     52      1986    President, Chief Executive
                                    Officer and Director
Thomas Gallagher    53      1992    Director
Marshall S.         58      1989    Director
Geller
Lee Seidler         62      1987    Director
Charles Masson      44      1996    Director
Earl Webb           41      1996    Director
Lawrence Cohen      39      1996    Director
Peter J. Aranow     51       -      Executive Vice President,
                                    Treasurer and Secretary
John Groom          52       -      Executive Vice President and
                                    Chief Operating Officer
Henry M.            50       -      Senior Vice President and
Chief
Applegate, III                      Financial Officer
Patrick H.          35       -      Vice President and General
Madamba, Jr.                        Counsel

     Edward Fishman has served as Chairman of the Board of the Company since 1985. He served as Chief Executive Officer from 1985 until December 1995 and served as President during May 1993. Prior to his retirement as an active Company employee in September 1996, his principal activities for the Company related to marketing, long-range development and strategic planning. He has 18 years of marketing experience in the casino industry and he has served as a marketing and strategic planning consultant to casinos throughout the world.

     Howard Goldberg became President and Chief Operating Officer of the Company in May 1993, and then became Chief Executive Officer in December 1995. Prior to joining the Company, he was the managing shareholder practicing law in the Atlantic City, New Jersey law firm of Horn, Goldberg, Gorny, Plackter, Weiss & Perskie ("Horn, Goldberg"), which has represented the company since its inception. Since the advent of casino gaming in Atlantic City, Mr. Goldberg specialized in representing casinos in New Jersey and other jurisdictions for development and regulatory matters. Mr. Goldberg's name remains a part of the firm name of Horn, Goldberg, but he does not currently engage in any firm-related activities or matters. The amount of any payments due him from the firm is not affected by or dependent upon fees paid by the Company to Horn, Goldberg.

     Thomas E. Gallagher has been President and Chief Executive Officer of The Griffin Group since April 1992. Since November 1, 1993 until December, 1996, he served as a director, and from May, 1995 to December, 1996, he served as President and Chief Executive Officer of Griffin Gaming & Entertainment, Inc.
(formerly Resorts International, Inc.) ("GG&E"). For the preceding 15 years, he was a partner in the law firm of Gibson, Dunn & Crutcher. Effective July 1, 1997, Mr. Gallagher will leave The Griffin Group to become Executive Vice President and General Counsel of Hilton Hotels Corporation.

     Marshall S. Geller is the Chairman, Chief Executive Officer and founding partner of Geller & Friend Capital Partners, Inc., a merchant banking investment company. He was formerly interim President and Chief Operating Officer of the Company from November, 1992 through April, 1993 and now serves as a member of the Compensation Committee, of which he was Chairman from September, 1995 to September, 1996. From 1991 through 1995, Mr. Geller was the Senior Managing Partner and founder of Golenberg & Geller, Inc., a merchant banking investment company. Mr. Geller served as Vice Chairman of Gruntal & Co. Inc., an investment banking firm, from 1988 to 1990. From 1967 until 1988, he was a Senior Managing Director of Bear Stearns & Co. Inc., an investment banking firm ("Bear Stearns"). He is currently a director, and was formerly the interim Co-Chairman of Hexcel
Corporation.    Mr.  Geller  is  a  director  of   Value   Vision
International, Inc. and serves as Chairman of its Investment Committee. He also serves on the Boards of Ballantyne of Omaha, Inc., Styles-on-Video, Inc., Dycam, Inc. and Cabletel Communications Corporation. Mr. Geller is a member of the Capital Company Committee.

     Lee Seidler is a private investor. He is affiliated with Bear Stearns as Managing Director Emeritus. From 1981 to 1989, he was a Senior Managing Director of Bear Stearns. He is a director of Synthetic Industries, Inc., The Shubert Organization, Inc. and The Shubert Foundation. Mr. Seidler is the Chairman of the Company's Audit Committee.

     Lawrence Cohen will be named President and Chief Executive Officer of the Griffin Group on July 1, 1997. From 1988 to June, 1997, he served as Executive Vice President and Chief Financial Officer of the Griffin Group. From 1986 to 1988, he was Assistant Corporate Controller of Columbia Pictures Entertainment, Inc. Prior to 1986, Mr. Cohen was with the accounting firm of Paneth, Haber & Zimmerman. He also served as a Director of Resorts International, Hotel Inc. from 1994 to December, 1996. From 1994 until July, 1996, Mr. Cohen served as a Director of Liberty Broadcasting, Inc., a privately held broadcasting company. Mr. Cohen is a member of the Company's Audit and Compensation Committees.

     Earl E. Webb is the head of LaSalle Partners' Investment Banking Group, which provides real estate acquisition, disposition and financing services to clients that include domestic and foreign corporations, pension funds, developers and financial institutions. He serves on the Board of Directors of LaSalle Partners and as a member of its management. Mr. Webb serves as the Chairman of the Compensation Committee.

      Charles M. Masson is an independent consultant and has been President of McCloud Partners, a private advisory firm in New York City since 1993. He served as the Chairman of the Board of Directors of Cadillac Fairview Corporation Limited, a real estate management and development company from September, 1994 through August, 1995; as a director of Salomon Brothers Inc. from 1991 through May, 1993, and as Vice President of Salomon Brothers, Inc. from 1990 through 1993. Mr. Masson served as a director of GG&E from November, 1993 until December, 1996. He is also a director of Color Tile, Inc.

     Peter J. Aranow joined the Company as an Executive Vice President in May, 1993, became Secretary in September, 1993 and Treasurer in March, 1996. Mr. Aranow also served as Chief Financial Officer of the Company from May, 1993 until March, 1996. From 1977 to May 1993, he was a Senior Managing Director in the investment banking department of Bear Stearns specializing in the gaming industry.

     John Groom joined the Company as Executive Vice President, Operations in January, 1996 and became Chief Operating Office of the Company in September, 1996. Mr. Groom has held a number of executive positions in the gaming industry including the Caesars organization, serving as Senior Vice President of Caesars Atlantic City from May, 1979 through June, 1993.

     Henry M. Applegate, III joined the Company as Senior Vice President and Chief Financial Officer in March, 1996. Mr. Applegate previously served as Senior Vice President and Controller of Mirage Resorts, Inc. from September, 1992 until January, 1996. From January, 1990 until August, 1992, Mr. Applegate served as Senior Vice President and Chief Operating Officer of Bally's Casino Resort in Reno, Nevada.

     Patrick H. Madamba, Jr. was appointed Vice President and General Counsel to the Company on June 10, 1997. Mr. Madamba joined the Company in January, 1995 as Vice President and Associate General Counsel. From May, 1988 through January, 1995, he was associated with the law firm of Horn, Goldberg. From 1985 through 1988, he held various positions at the Claridge Casino Hotel in Atlantic City, New Jersey, including the position of Regulatory Affairs Manager.

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

                                         High        Low

     Fiscal 1996

          First Quarter                  22-2/3     18-3/4
          Second Quarter                 22-1/4     13-1/8
          Third Quarter                  14-3/8    10-11/16
          Fourth Quarter                 11-1/4     8-3/16

     Fiscal 1997

          First Quarter                  12-1/8     9-1/8
          Second Quarter                 10-1/4     6-1/16
          Third Quarter                 7-13/16     5-1/8
          Fourth Quarter                 6-1/8      4-5/8

     Fiscal 1998

          First Quarter (through June    4-9/16       3
                         20, 1997)


      The last reported sales price of the Common Stock on the Nasdaq
National Market on June 20, 1997 was 3-7/16 per share.There were approximately 549 holders of record of the Company's Common Stock as of June 20, 1997.

     The Company has never declared or paid cash dividends on its Common Stock. Under the terms of the covenants of its Senior Notes and its Credit Line, the Company cannot pay cash dividends to the holders of its Common Stock. The Company presently intends to retain earnings to finance the operation and expansion of its business. See " Business Gaming Regulation" and "Company Repurchase Rights with Respect to Securities" with regard to certain regulations and provisions affecting the Company's securities.

       On January 29, 1997, the Company announced that its Board of Directors has approved the adoption of a Stockholders' Rights Plan, subject to the receipt of necessary gaming approvals. The Plan is designed to ensure that all stockholders of the Company receive fair value for their Common Shares in the event of any proposed takeover and to guard against the use of partial tender offers or other coercive tactics to gain control of the Company without offering fair value to stockholders.


Item 6.   Selected Consolidated Financial Data

      Selected  consolidated financial data for the years ended
March
31, 1997, 1996, 1995 and 1994 are presented below.

                                  1997      1996        1995
1994
                                 (in thousands, except per share
data)

Operations Data:

   Total revenues
                                    291,210  291,395  223,695
107,082
   Net  income (loss)
                                    (46,298)  22,320   45,755
20,952



Earnings per Common Share Assuming
Full Dilution:

   Net income (loss)
                                     (1.56)      .70    1.45
 .72


Balance Sheet Data:

   Cash, cash equivalents and
marketable securities, net           20,567   23,247  50,332
77,546

   Total assets                     421,289  413,432 223,790
138,565


   Long term debt, including
current portion                     196,000  153,000   8,907
5,865

   Total stockholders' equity
                                    155,881  193,627 176,143
115,844


Selected Quarterly Financial Information (Unaudited)

      Set  forth below is selected financial information for the last
eight fiscal quarters.  In management's opinion, the results include
all adjustments, consisting  of  normal  recurring
adjustments, necessary for a fair presentation of the information for the periods presented when read in conjunction with the historical
Consolidated Financial Statements and notes thereto contained elsewhere herein.
                         First  Second  Third   Fourth
                       Quarter  Quarter Quarter Quarter    Total
                        (in thousands, except per share data)
Fiscal 1997

Casino Revenues:
Lake Charles               47,348  41,407  33,341  36,943
159,039
Metropolis                 19,152  20,385  18,976  17,860
76,373
Mesquite                    5,752   5,468   5,788   6,364
23,372
Maryland Heights                -       -       -   3,876
3,876

                           72,252  67,260  58,105  65,043
262,660

Impairment and write            -       -       -   7,357
7,357
down of assets
Loss on sale of Mesquite        -       -       -  57,397
57,397
property
Restructuring Charge            -   9,007       -       -
9,007

Adjusted EBITDA (1)        16,870  12,292   7,754   8,923
45,839

Income (loss) before
other income (expense)
and provision for
income taxes               11,572 (2,687) (1,152) (64,002)
(56,269)

Net income (loss)
                           4,762  (3,843) (3,105) (44,112)
(46,298)

Earnings (loss) per
common share -
assuming full dilution       .15    (.12)  (.10)   (1.49)
(1.56)

Fiscal 1996

Casino Revenues:
Lake Charles             43,448  44,869  39,946  42,415  170,678
Metropolis               19,596  23,367  21,079  18,149   82,191
Mesquite                     66   5,507   5,369   5,928   16,870

                         63,110  73,743  66,394  66,492 $269,739

Adjusted EBITDA (1)      22,372  20,824  14,431  11,808   69,435
Income before other
income (expense)
and provision for
income taxes             14,105  13,682   8,152   7,932   43,871

Net income                8,018   7,229   3,312   3,761   22,320
Earnings per common
share-assuming
full dilution               .25     .22     .10     .13      .70

(1) Represents earnings, before interest income (expense), provision for income taxes, depreciation and amortization, pre-opening expenses, impairment and write-down of assets, loss on sale of Mesquite property, restructuring charge and other income. Adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") is not intended to represent cash flows for any of the quarterly periods, nor has it been presented as an alternative to income from operations as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA-based information is presented solely as supplemental disclosure because EBITDA is frequently used to analyze companies on the basis of operating performance, leverage and liquidity.

Item  7.   Management's  Discussion and Analysis  of  Results  of
Operations and Financial Condition

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding  of  the  consolidated results  of  operations  and financial condition of the Company and its subsidiaries. The Company owns and operates gaming, resort and entertainment facilities. These include one (1) riverboat casino in Illinois (Metropolis); two (2) riverboat casinos in Louisiana (Lake Charles); and two (2) permanently moored dockside riverboat casinos in Missouri (Maryland Heights). Maryland Heights opened on March 11, 1997. The Company sold the majority of the non-gaming assets of Mesquite, the land-based casino resort in Mesquite, Nevada on March 18, 1997, but will continue to operate this facility until June 30, 1997. See " - Business - Mesquite Operations." The Company also owns and operates Players Bluegrass Downs, a thoroughbred racetrack in Paducah, Kentucky.

      This discussion and analysis contains "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially, as discussed in "Business Forward-Looking Information" and "Liquidity and Capital Resources" below.

Results of Operations

     The following table sets forth summary operating information for the Company for the years ended March 31, 1997, 1996 and 1995:


      Decreases in casino revenues in Metropolis and Lake Charles in 1997 as compared to 1996, were primarily the result of additional competition, although Metropolis' business was also adversely impacted in March, 1997 by a flood along the Ohio river. A competitor of Metropolis, located in Evansville, Indiana which commenced operations in December, 1995, significantly upgraded its riverboat and land based casino complex during 1997. The upgrades, which became operational in December, 1996, included the addition of a hotel and a large parking garage. In addition, a large casino resort in Tunica, Mississippi, which opened in June, 1996, actively sought customers in the southern Illinois and western Kentucky areas in which the Company operates. In Lake Charles, a competitor opened an additional riverboat in July, 1996. Whereas through June, 1996 the Company operated two (of a total of three) licensed riverboats in Lake Charles constituting approximately 67% of available gaming capacity, it now operates two of four licensed riverboats, or approximately 50% of available gaming capacity.
The additional competition resulted in both lower passenger counts and volumes of play in both Metropolis and Lake Charles. To counter the capacity dilution and additional competition for patrons, the house advantages on both table games and slot machines were reduced. Thus, revenues were negatively affected by both less play and lower hold percentages on reduced volume.

       Mesquite operated for the full year in 1997 versus approximately nine (9) months in 1996 and casino revenues increased proportionately. Non-casino revenues in Mesquite also increased in 1997 as a result of the opening of an 18-hole golf course in October, 1996.

      Maryland Heights opened on March 11, 1997, and thus contributed revenues for the three weeks ended March 31, 1997.

      The increase in both casino and total revenues in 1996 compared to 1995 reflects the openings by the Company of a second riverboat casino in Lake Charles in April, 1995 and a land-based casino resort in Mesquite in June, 1995, and replacement of the original Metropolis riverboat with one having more gaming capacity in November, 1995.

      The decreases in operating income in Metropolis and Lake Charles in 1997 as compared to 1996 were principally due to decreased casino revenue coupled with additional spending on advertising, marketing, promotions and entertainment. Such expenditures increased by approximately 20% in Metropolis and 29% in Lake Charles in 1997 from 1996. Lake Charles non-marketing related operating expenses were also approximately 10% higher in 1997 than in 1996, due to a full year of operation of an expanded facility, including the Players "Island" entertainment and dining barge which opened in February, 1996.

      Mesquite's operating loss was reduced in 1997. It operated for the entire year compared to only nine (9) months in 1996, and an 18-hole golf course was opened at the resort in October 1996. Income from the golf course and resultant increased hotel occupancy and average room rate, reduced the overall operating loss.

     Maryland Heights' 1997 operating loss includes the Company's
casino  operations  and  pre-opening  costs  together  with   the
Company's 50% share in the operations of the joint venture as follows:



      In 1995, the Company contributed land with a carrying value of $4,945,000 to the Maryland Heights joint venture. The land was originally purchased as a potential gaming site for the Company. In the fourth quarter of 1997, an audit of the joint venture was completed which included an appraisal of the land determining its fair market value to be $930,000. This value was used as the basis for recording the contribution of the land in the joint venture records. As a result, the Company reduced its investment in the joint venture by $4,014,000 in the fourth quarter of 1997. The reduction in value of the land by the joint venture did not affect the 50% interest the Company holds in the joint venture.

      During the fourth quarter of 1997, the Company reevaluated its decision to remain in the Mesquite market due primarily to continuing losses at that facility and as a result, entered into an Asset Purchase Agreement in February, 1997 to sell substantially all of the Mesquite operating assets to RGB, LLC ("RGB"). Due to the need for RGB to be licensed by the State of Nevada to operate the property as a gaming establishment, it was agreed that the sale would be consummated in two parts. The first part, effective March 18, 1997, involved the transfer of most of the real property, inventory and non-gaming equipment for $22 million in cash. The second part, scheduled to close on June 30, 1997, will include the gaming equipment and the remaining furniture, equipment and other assets as defined in the agreement, for $7 million in cash and a two-year promissory note for $1.5 million. The Company will continue to operate the facility through the date of the second closing pursuant to a sale/lease-back agreement. The excess of the net book value of the assets sold, plus related professional fees, severance and other closing costs, over total consideration was $57.4 million.

      Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, ("SFAS 121") Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. During the fourth quarter of 1997, the Company re-evaluated its investment in Players Bluegrass Downs and committed to a plan to remove from service and replace the entertainment and dining barge utilized by Metropolis. Prior to and since the Company's acquisition of Players Bluegrass Downs in 1993, the State of Kentucky has considered a variety of proposals to expand the types of gaming allowed in the state. Such proposals included allowing the operators of licensed racetracks to operate electronic gaming devices on-site. The Company originally acquired Players Bluegrass Downs for its strategic and development potential if suitable enabling legislation were to be signed into law. The most recent legislative session concluded without any such legislation being enacted. The Company has incurred losses operating Players Bluegrass Downs since its acquisition and believes that in the absence of additional forms of gaming at the facility operating losses will continue. As a result, the Company has determined that its investment in Bluegrass Downs is impaired. In accordance with SFAS 121, impairment losses for Players Bluegrass Downs and the Metropolis barge totaling $3.3 million were recorded in the year ended March 31, 1997.

      Corporate and other non-operating costs decreased in 1997 versus 1996 principally due to the curtailment of development activities with a concomitant decline in legal, consulting and other professional fees, travel and personnel relocation expenses. This was partially offset by the write-off of $2.7 million of unamortized loan costs related to the original Bank Credit Facility. See "Liquidity and Capital Resources."

      The restructuring charge in 1997 reflects the Company's decision to significantly reduce its pursuit of development opportunities in new or emerging jurisdictions and instead concentrate on improving its existing operations. This resulted in the sale of assets used in development activities or held for future development and a significant downsizing of management and staff. The non-recurring charge consists of the net loss on disposal of assets and the cost of employee severance arrangements.

     In July, 1995, the first competing riverboat in Lake Charles opened and the Coushatta Indian tribe's land-based casino, located approximately 45 minutes away, was expanded. To compete with the additional gaming capacity, the Company increased its spending on promotional allowances, advertising and marketing and made significant capital improvements to the Lake Charles
facility (see   "Investments,   Divestitures    and    Capital
Expenditures"). The decrease in operating income in Lake Charles in 1996 as compared to 1995, was due to the increased marketing related expenditures and facility operating expense and depreciation.

      The operating loss in Mesquite in 1996 was due to poor operating results at the facility which resulted in a significant shortfall in actual versus projected casino revenues. The increase in Corporate and other non-operating costs in 1996 versus 1995 was due to increased pre-opening, development and administrative costs. During 1996, the Star Riverboat in Lake Charles was brought on-line, the Players Hotel was purchased and the entertainment, dining barge and parking garage were constructed and opened. In addition, the Mesquite facility was completed and opened and construction commenced in Maryland Heights.

      Capitalized interest totaled $6.7 million in 1997 and $3.3 million in 1996. Non-capitalized interest expense, net of interest income, increased in 1997 versus 1996 as a result of additional borrowings under the bank credit facility and the liquidation of all remaining marketable securities to fund the capital investment required in Maryland Heights. Non-capitalized interest expense increased in 1996 versus 1995 primarily due to the issuance of the Senior Notes in April 1995. Interest income increased in 1996 versus 1995 as a result of the short term investment of the proceeds of the Senior Note issuance.

Investments, Divestitures and Capital Expenditures

     On March 11, 1997 the Company opened Maryland Heights. Constructed by a joint venture with Harrah's, the project consists of four (4) permanently moored, dockside riverboat casinos on barges, two for each venture partner, with a total of 120,000 square feet of casino space, connected via a 350,000 square foot land-based pavilion. Each venture partner was responsible for furnishing and equipping, and operates its own casinos and specialty restaurant, while the joint venture was responsible for building and equipping, and operates the common areas of the project. These include the turn-of the-century themed pavilion, the two specialty restaurants, a 600 seat buffet, a 291 room hotel, a variety of retail stores, a child care facility, 10,000 square feet of convention/meeting space, a 9,000 square foot sports and entertainment lounge and other attractions. The Company's share of the total project cost, excluding capitalized interest, approximates $141 million, of which $124 million had been expended as of March 31, 1997.

     The Company's balance sheet at March 31, 1997 versus March 31, 1996, reflects changes principally from the capital expenditures in Maryland Heights and additional investments in the Maryland Heights joint venture, the associated increase in bank debt and the sale of Mesquite in March, 1997. The balance sheet at March 31, 1996 versus March 31, 1995 reflects the issuance of $150 million of Senior Notes, the proceeds of which were the principal source of funds for the completion of Mesquite, which opened in late June 1995, and a $150 million expansion program in Lake Charles which commenced in January, 1995. The Lake Charles expansion plan was completed in February, 1996. The expansion included the acquisition of the contiguous land-based Players Hotel, surrounding land and the Star Riverboat, construction of a parking garage and the 60,000 square foot entertainment/dining "Island".

     The following table summarizes the above and all other sources and uses of capital for the past three years:

Liquidity and Capital Resources

     In August, 1995, the Company entered into a $120 million revolving credit agreement ("Credit Facility") with a consortium of banks ("Banks"). The Credit Facility contained restrictive covenants including minimum rolling four (4) quarters' EBITDA, as defined in the Credit Facility. As of September 30, 1996, the Company advised the Banks of an event of default with respect to the minimum EBITDA covenant for the four quarters then ended.
Following a waiver from the Banks of the event of default the Company and the Banks reached an agreement that revised the terms of the Credit Facility (the "Revised Credit Facility") which included an increase in the loan interest rate. Certain of the terms of the Revised Credit Facility were further amended in March 1997 in connection with the sale of Mesquite. The total credit line was reduced from $120 million to $69.5 million as of the date of the first closing on the Mesquite sale and will be further reduced to $60 million on June 30, 1997, $52.5 million on September 30, 1997, $45 million on December 31, 1997, and $37.5 million on March 31, 1998. The remaining commitment of $37.5 million will expire on June 30, 1998. At March 31, 1997, $46 million was outstanding under the Revised Credit Facility at an interest rate of prime plus 2.5%. The interest rate will increase by 0.5% per quarter beginning October 1, 1997.

      In addition to a rolling four quarters minimum EBITDA requirement, the Revised Credit Agreement added minimum quarterly (non-cumulative) EBITDA requirements as follows:

                         Quarter Ended             Minimum EBITDA
Requirement
               March 31, 1997             $   6.5 million
               June 30, 1997                  9.0 million
               September 30, 1997            12.0 million
               December 31, 1997             11.0 million
               March 31, 1998                11.5 million

     The Company met the EBITDA requirement for the quarter ended March 31, 1997, and is confident that, based on operating results through May, 1997, it will exceed the requirement for the quarter ending June 30, 1997. Based on the operating budget for fiscal 1998, the Company believes that it will also meet or exceed the minimum requirement for each of the other three quarters. In light of the competitive environment in which the Company operates, however, such attainment is not guaranteed and it is possible that an event of default could occur if operating results are significantly below budget. The Company expects to receive a federal tax refund of approximately $22 million during the quarter ending September 30, 1997. In connection with the receipt of these funds and their possible utilization to further reduce outstanding borrowings under the Revised Credit Facility, the Company anticipates commencing negotiations with the Banks and/or other lenders to refinance the remaining borrowings under the Revised Credit Facility. If the Company fails to meet any covenant under the Revised Credit Facility, the lender may, at its option, give notice that amounts owed are immediately due and payable. Accelerated maturity of the Revised Credit Facility would require management to complete a restructuring or refinancing of the Revised Credit Facility or implement actions to obtain cash from other sources to repay the Revised Credit Facility. Management believes it is capable of completing a restructuring or refinancing of amounts currently outstanding and that failure to meet any covenant will not have a material adverse affect on the accompanying financial statements.

      As of May 15, 1997, the Company had fully funded its contractual capital obligations with respect to the Maryland Heights joint venture. The Company expects to use a significant portion of the approximately $7 million cash proceeds from the second Mesquite closing to reduce outstanding borrowings under the Revised Credit Facility. The Company believes that expected cash flow from operations will be sufficient to meet working capital requirements for current operations and debt service not otherwise funded through March 31, 1998. At the present time, other than the replacement of the entertainment and dining barge at Metropolis, no major capital projects are contemplated for 1998.


Forward Looking Information

      Certain information included in this section and elsewhere in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, address, among other things, the effects of competition, future borrowing and capital costs, business development activities, capital expenditure programs and requirements, financing sources and the effects of legislation and regulation (including possible gaming legislation, gaming licensure and regulation, state and local regulation and tax regulation). Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition, liquidity and results. As a consequence, current plans, anticipated actions and future financial condition may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These uncertainties and risks include, but are not limited to, conducting operations in an increasingly competitive industry, conducting operations at a newly or recently developed site or in a jurisdiction for which gaming has recently been permitted, changes in gaming, state and local laws and regulations, development and construction activities, leverage and debt service requirements (including sensitivity to fluctuations in interest rates), general economic conditions, changes in federal or state tax laws, action taken under applications for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and regulations) and the legalization of gaming in certain jurisdictions.

Item 8.   Financial Statements and Supplementary Data

     The consolidated financial statements and supplementary data
are   as  set  forth  in  the  Index  to  Consolidated  Financial
Statements.

Item  9.    Changes  in  and Disagreements  With  Accountants  on
Accounting and Financial Disclosure.

     None.

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


                             PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)  (1) and (2) Index to Financial Statements
                                                            PAGE

REPORT OF INDEPENDENT AUDITORS                              35

CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1997 AND 1996      36

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MARCH 31,1997:

CONSOLIDATED STATEMENTS OF OPERATIONS            37

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  38

CONSOLIDATED STATEMENTS OF CASH FLOWS            39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       41




  All other schedules have been omitted because they are not applicable or not required or the required information is included in the Consolidated Financial
  Statements or Notes thereto.


Exhibit                       Description
Number


3.1 (1)  Articles of Incorporation, as amended, of Players
International, Inc.
         (the "Company").

3.2 (11) By-laws of the Company, as amended.

4.1 (11) Indenture among certain subsidiaries of the Company and First Fidelity Bank, National Association, as Trustee, including form of Note (the "Senior Note Indenture").

4.2 (1)  Form of First Supplemental Indenture to the Senior Note
         Indenture.

4.3 (1)  Form of Second Supplemental Indenture to the Senior
         Note Indenture.

4.4      Form of Third Supplemental Indenture to the Senior Note
         Indenture.

10.1 (3)  The Company's 1985 Incentive Stock Option Plan.

10.2 (4)  Amendment No. 1 to the Company's 1985 Incentive Stock
          Option Plan.

10.3 (5)  The Company's 1990 Incentive Stock Option and Non-
          Qualified Stock Option Plan, as amended.

10.4 (2)  The Company's 1993 Stock Incentive Plan.

10.5 (2)  Form of Registration Rights Agreement dated as of June
          23, 1992 by and among the Company, Southern Illinois
          Riverboat/Casino Cruises, Inc., and the purchasers named therein.

10.6 (2) Agreement dated February 12, 1993 by and between Jebaco, Inc. and the Company with respect to the assignment of an option agreement relating to the Downtowner Hotel (now known as the Players Hotel).

10.7 (2)  Option Agreement dated December 24, 1991 by and among
          The Beeber Corporation and Elisabeth S. Woodward and
          Jebaco, Inc. with respect to the Downtowner Hotel (now known as the Players Hotel).

10.8 (2) Amendment to Option Agreement dated March 9, 1993 by and among The Beeber Corporation and Elisabeth S. Woodward and Players Lake Charles, Inc., a subsidiary of the Company, with respect to the Downtowner Hotel (now known as the Players Hotel).

10.9 (2) License and Services Agreement dated December 8, 1992 by and among The Griffin Group, Inc., the Company and Southern Illinois Riverboat/Casino Cruises, Inc., as amended.

10.10 (2)  Joint Venture Agreement dated May 1993 between
           Amerihost and a subsidiary of the Company with respect to a hotel in Metropolis, Illinois adjacent to the Company's Metropolis riverboat.

10.11 (6)  Lease dated March 19, 1993 by and among the Beeber
           Corporation and Players Lake Charles, Inc., a subsidiary of the Company.

10.12 (7)  Agreement of Purchase and Sale dated June 16, 1994, between Gem Mesquite, Ltd. and Players Nevada, Inc., a subsidiary of the Company (including form of letter Agreement from the Company to Gem Mesquite, Ltd. relating to registration rights).

10.13 (7) Transfer of Data Agreement dated June 16, 1994, between
           Gem Gaming, Inc. and Players Nevada, Inc. (including form of Promissory Note).

10.14 (7)  Development Consulting Agreement dated June 16, 1994, between Gem Gaming, Inc. and Players Nevada, Inc.
           (including form of 1994 Series G Warrant).

10.15 (7)  Option Transfer Agreement dated June 16, 1994, between
           Gem Gaming, Inc., Gem Mesquite, Ltd. and Players
           Nevada, Inc.

10.16 (8)  The Company's 1994 Directors Stock Incentive Plan, as
           adopted April 14, 1994, and as amended July 14, 1994.

10.17 (9)  Agreement for Sale of Partnership Interests among the
           Company and certain of its subsidiaries and Showboat, Inc. and certain of its subsidiaries.

10.18 (1)  Asset Purchase Agreement dated August 16, 1995 among the Company, Players Lake Charles, Inc. and the Beeber
           Corporation.

10.19 (1) Form of Credit Agreement ("Credit Agreement") among the
           Company, First Interstate Bank of Nevada, N.A.,
Bankers
           Trust Company, BT Securities Corporation, and certain other Lenders party thereto.

10.20 (1)  Form of Revolving Promissory Notes made by the Company in favor of the Lenders party to the Credit Agreement.

10.21 (1)  Form of Swing Line Promissory Note made by the Company in favor of First Interstate Bank of Nevada, N.A.

10.22 (1)  Form of Guaranty made by Players Lake Charles, Inc.,
           Players Nevada, Inc., Southern Illinois
           Riverboat/Casino Cruises, Inc., Players Bluegrass Downs, Inc., Players Riverboat Management, Inc., Players Riverboat, Inc., Players Mesquite Golf Club, Inc., Players Indiana, Inc., Players Riverboat, LL Players Mesquite Land, Inc., Players Maryland Heights, Inc., River Bottom Inc. and Showboat Star Partnership in favor of First Interstate Bank of Nevada, N.A.

10.23 (1)  Form of Company Pledge Agreement between the Company and First Interstate Bank of Nevada, N.A.

10.24 (1)  Form of Company Pledge Agreement (Nevada) between the
           Company and First Interstate Bank of Nevada, N.A.

10.25 (1)  Form of First Amendment to Company Pledge Agreement
           (Nevada) between the Company and First Interstate Bank of Nevada, N.A.

10.26 (1)  Form of LLC Membership Interest Security Agreement
           between the Company and First Interstate Bank of Nevada, N.A.

10.27 (1)  Form of Company Security Agreement between the Company and First Interstate Bank of Nevada, N.A.

10.28 (1)  Form of Subsidiary Security Agreement (Nevada) among
           Players Nevada, Inc., Players Mesquite Golf Club,
Inc.,
           Players Mesquite Land, Inc. and First Interstate Bank of Nevada, N.A.

10.29 (1) Form of Subsidiary Security Agreement (Louisiana) among
           Players Lake Charles, Inc., Showboat Star Partnership,
           Players Riverboat LLC and First Interstate Bank of
           Nevada, N.A.

10.30 (1)  Form of Subsidiary Security Agreement (Illinois)
           between Southern Illinois Riverboat/Casino Cruises,
           Inc. and First Interstate Bank of Nevada, N.A.

10.31 (1) Form of Partnership Interest Security Agreement between
           Players Riverboat Management, Inc. and First
Interstate
           Bank of Nevada, N.A.

10.32 (1)  Form of Collateral Account Agreement between the
           Company and First Interstate Bank of Nevada, N.A.

10.33 (1)  Form of Nevada Deed of Trust, Fixture Filing and
           Security Agreement with Assignment of Rents relating to
           the Credit Agreement.

10.34 (1)  Form of Louisiana Act of Mortgage, Fixture Filing and
           Security Agreement between Players Lake Charles, Inc.
           and First Interstate Bank of Nevada, N.A.

10.35 (1)  Form of Illinois Mortgage Fixture Filing and Security
           Agreement with Assignment of Rents relating to the Credit Agreement.

10.36 (1)  Form of First Preferred Ship Mortgage made by Showboat
           Star Partnership (an entity owned, directly or indirectly, by the Company and its subsidiaries) to First Interstate Bank of Nevada, N.A.

10.37 (1)  Form of Environmental Indemnity made by the Company to
           First Interstate Bank of Nevada, N.A.

10.38 (1)  Form of Master Vessel and Collateral Trust Agreement
           between First Interstate Bank of Nevada, N.A. as Administrative Agent and First Interstate Bank of Nevada, N.A. as Trustee and acknowledged and accepted by the Company.

10.39 (10) Partnership Agreement dated November 2, 1995, by and between Harrah's Maryland Heights Corporation and
           Players MH, L.P.

10.40 (10) Guaranty of Players International, Inc. dated November
           2, 1995.

10.41 (10) Management Agreement dated November 2, 1995 by and between Riverside Joint Venture and Harrah's Maryland
           Heights Operating Company.

10.42 (10) License Agreement dated November 2, 1995 by and among
           Players International, Inc., Riverside Joint Venture and Harrah's Maryland Heights Operating Company.

10.43 (10) Ground Lease dated November 3, 1995 by and between
           Harrah's Maryland Heights LLC and Riverside Joint
           Venture.

10.44 (10) Lease Agreement dated as of November 3, 1995 by and between Riverside Joint Venture and Players MH, L.P.

10.45 (10) Parent Guaranty of Players International, Inc. dated
           November 3, 1995.

10.46 (10) Right of First Refusal to Purchase dated November 3,
           1995 by and between Harrah's Maryland Heights LLC and
           Players MH, L.P.

10.47 (10) Option Agreement dated November 3, 1995 by and between
           Riverside Joint Venture and Harrah's Maryland Heights,
           L.L.C.

10.48 (10) Development of Agreement (Earth City Expressway
           Extension) by and between the City of Maryland Heights and Riverside Joint Venture.

10.49      Form of Agreement between the Company and Lake Charles
           Construction Corporation dated November 15, 1995 for the Players Island-Entertainment Barge.

10.50      Agreement between the Company and Lake Charles
           Construction Corporation dated February 16, 1996 for the Players Island-Entertainment Barge.

10.51 (12) Retirement Agreement and General Release dated
           September 9, 1996 between the Company and Edward
           Fishman.

10.52 (12) Retirement Agreement and General Release dated
           September 9, 1996 between the Company and David
           Fishman.

10.53 (13) Amended and Restated Credit Agreement, dated as of
           December 16, 1996, among the Company and the Lenders party thereto, Wells Fargo Bank, N.A., Bankers Trust
           Company and BT Securities Corporation.

10.54 (14) Purchase Agreement by and among Players Nevada, Inc.,
           Players Mesquite Land, Inc., Players Mesquite Golf
           Club, Inc. and RBG, LLC.

10.55 (15) March 17, 1997 Letter Agreement to the Asset Purchase
           Agreement Extending Closing Date.

10.56 (15) March 18, 1997 Letter Agreement to the Asset Purchase
           Agreement Regarding Application of Due of Due
Diligence
           Fee.

10.57 (15) March 18, 1997 Letter Agreement to the Asset Purchase
           Agreement Regarding Certain Matters Incident to
           Closing.

21         Subsidiaries of Players International, Inc.

____________

(1)Filed as an exhibit to the Company's Registration
   Statement on Form S-4, File No. 33-60085, and incorporated herein by reference.
(2)Filed as an exhibit to the Company's Registration
   Statement on Form S-3, File No. 33-61026, and incorporated herein by reference.
(3)Filed as an exhibit to the Company's Registration
   Statement on Form 10 filed on August 13, 1986, File No. 0-14897, as amended on Form 8 filed October 17, 1987, and incorporated herein by reference.
(4)Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988 and incorporated herein by reference.
(5)Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991 and incorporated herein by reference.
(6)Filed as an exhibit to the Company's Registration
   Statement on Form S-3, as amended by Form S-3, File No. 33-75006, and incorporated herein by reference.
(7)Filed as an exhibit to the Company's Current Report on Form 8-K filed on June 24, 1994, and incorporated herein by reference.
(8)Filed as an exhibit to the Company's Registration
   Statement on Form S-3 filed on July 24, 1994, and incorporated herein by reference.
(9)Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.
(10)Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, and incorporated herein by reference.
(11)Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, incorporated herein by reference.
(12)Filed as an exhibit to the Company's Form 8-K dated for the period September 17, 1996, and incorporated by reference.
(13)Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, and incorporated herein by reference.
(14)Incorporated by reference to exhibit attached to Form 8-K/A. Filing dated March 18, 1997, and incorporated herein by reference.
(15)Incorporated by reference to exhibit attached to Form 8-K. Filing dated March 18, 1997 and incorporated herein by reference

__________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Players International, Inc.

Date:June 27, 1997  By   /s/ Edward Fishman
                             Edward Fishman
                             Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below. This annual report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.


Dated:    June 27, 1997            /s/ Edward Fishman
                         Edward Fishman
                         Chairman of the Board

Dated:    June 27, 1997            /s/ Howard Goldberg
                         Howard Goldberg
                         President and Director
                         (Principal Executive Officer)

Dated:    June 27, 1997            /s/ Henry M. Applegate, III
                         Henry M. Applegate, III
                         Senior Vice President and Chief
Financial Officer
                         (Principal Financial Officer)

Dated:    June 27, 1997            /s/ Thomas E. Gallagher
                                                  Thomas E.
Gallagher
                         Director

Dated:    June 27, 1997            /s/ Lawrence Cohen
                         Lawrence Cohen
                         Director

Dated:    June 27, 1997            /s/ Lee Seidler
Lee Seidler
                         Director

Dated:    June 27, 1997            /s/ Marshall S. Geller
                         Marshall S. Geller
                                   Director

Dated:    June 27, 1997            /s/ Earl  Webb
                         Earl Webb
                         Director

Dated:    June 27, 1997            /s/ Charles Masson
                         Charles Masson
                         Director





           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            Page

Report of Independent Auditors                              35

Consolidated Balance Sheets as of March 31, 1997 and 1996   36

Consolidated Statements of Operations for the Years Ended
     March 31, 1997, 1996 and 1995                          37

Consolidated Statements of Stockholders' Equity for the
     Years Ended March 31, 1997, 1996 and 1995              38

Consolidated Statements of Cash Flows for the Years Ended
     March 31, 1997, 1996 and 1995                          39

Notes to Consolidated Financial Statements                  41



All other schedules have been omitted because they are not applicable or not required or the required information is included in the Consolidated Financial Statements or Notes thereto.









                 REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Players International, Inc.

     We have audited the accompanying consolidated balance sheets of Players International, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Players International, Inc. and Subsidiaries at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.


                                   ERNST & YOUNG LLP


Philadelphia, Pennsylvania
May 30, 1997







          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            (dollars in thousands, except par value)

                             ASSETS

March 31,
                                                         1997
1996
CURRENT ASSETS:
  Cash and cash equivalents                                 $
$
                                                       20,567
18,786
  Marketable securities
4,461
                                                            -
  Accounts  receivable,  net  of  allowance   for
doubtful accounts of $1,028 at March 31,
      1997 and $118 at March 31, 1996                   3,123
4,541
  Notes receivable                                         19
3,062
  Inventories                                           1,955
2,719
  Deferred income tax                                   1,881
2,970
  Income taxes refundable                              27,534
72
  Prepaid expenses and other current assets
                                                        3,997
4,972
       Assets held for sale
                                                        8,500
-
     Total current assets
                                                       67,576
41,583

PROPERTY   AND  EQUIPMENT,  net  of   accumulated
depreciation and amortization of
     $27,336  at  March 31, 1997 and  $23,078  at
279,916
March 31, 1996                                        210,442

DEFERRED INCOME TAX - long-term
                                                        4,654
4,897

INTANGIBLES,  net of accumulated amortization  of
$2,541 at March 31, 1997 and
  $1,714 at March 31, 1996
                                                       36,271
37,126

INVESTMENT IN JOINT VENTURE
                                                       95,401
39,474

OTHER ASSETS
                                                        6,945
10,436

                                                    $ 421,289  $
413,432

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                         $
$
                                                        8,500
-
  Accounts payable                                      6,466
6,736
  Accrued liabilities                                  33,969
32,432
  Other liabilities
                                                        2,921
537
     Total current liabilities
                                                       51,856
39,705

OTHER LONG-TERM LIABILITIES
                                                       26,052
27,100

LONG-TERM DEBT, net of current portion
                                                      187,500
153,000

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY:
  Preferred  stock, no par value,  Authorized  --           -
-
10,000,000 shares, Issued - none
  Common  stock,  $.005 par value, Authorized  --
90,000,000 shares, Issued-
     32,563,348  shares  at March  31,  1997  and         163
149
29,859,580 shares at March 31, 1996
  Additional paid-in capital                          132,256
123,719
  Unrealized  loss on marketable securities,  net           -
(1)
of tax
  Treasury  stock,  at cost;  672,100  shares  at
(7,294)
March 31, 1997 and March 31, 1996                   (7,294)
  Retained earnings
                                                       30,756
77,054

     Total stockholders' equity
                                                      155,881
193,627

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $
$
                                                      421,289
413,432

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars in thousands, except per share data)


                                                             Year
ended                          March                          31,
1997
1996                     1995
REVENUES:
  Casino                                             $         $
$
                                               262,660   269,739
210,942
  Food and beverage                             14,139    11,825
7,406
  Hotel                                          6,608     4,851
-
  Other
                                                 7,803     4,980
5,347

                                               291,210   291,395
223,695
COSTS AND EXPENSES:
  Casino                                       122,250   110,959
74,839
  Food and beverage                             14,185    12,601

6,799
  Hotel                                          3,144     2,503
-
  Other gaming related expenses                 38,136    34,351
18,972
  Selling, general and administrative           56,246    45,700
29,078
  Corporate and other non-operating costs        9,102    10,387
7,276
  Equity in loss of joint venture                1,934
                                                               -
-
  Impairment and write-down of assets            7,357
                                                               -
-
  Pre-opening and gaming development costs       6,915    13,787
9,117
  Depreciation and amortization                 21,806    17,236
7,065
       Loss on sale of Mesquite property
                                                57,397         -
-
  Restructuring charge
                                                 9,007         -
-

                                               347,479   247,524
153,146
  Income   (loss)   before   other   income
(expense) and provision (benefit)
  for income taxes                            (56,269)    43,871
70,549

OTHER INCOME (EXPENSE):
  Interest income                                  237     5,850
3,340
  Other income, net                                241     1,587
275
  Interest expense
                                              (15,998)  (14,718)
(694)

                                              (15,520)   (7,281)
2,921
  Income  (loss) before provision (benefit)   (71,789)    36,590
73,470
for income taxes
PROVISION (BENEFIT) FOR INCOME TAXES
                                              (25,491)    14,270
27,715

NET INCOME (LOSS)                                              $
$
                                              ($46,298    22,320
45,755
                                                     )

EARNINGS (LOSS) PER COMMON AND
  COMMON SHARE EQUIVALENT:
        Primary                                ($1.56)     $0.70
$1.47
   Fully diluted                               ($1.56)     $0.70
$1.45

WEIGHTED AVERAGE COMMON AND
       COMMON EQUIVALENT SHARES:
   Primary                                    29,765,4  32,009,7
31,169,6
                                                    83        00
00
   Fully diluted                              29,765,4  32,015,8
31,636,7
                                                    83        00
00
          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE THREE YEARS ENDED MARCH 31, 1997
          (dollars in thousands, except per share data)


Additional
                                                     Common Stock
Capital
Loss                    Treasury Stock               Retained
                                                   Shares
Amount        Paid-In         Unrealized          Shares
Amount        Earnings
BALANCE, March 31,      26,357      $       $       $        -
$       $
1994                      ,100    132  106,88   (150)
-   8,979
                                            3
Shares issued under     277,70      1     688       -        -
-       -
stock option plans           0
Shares issued in        381,00      2   4,237       -        -
-       -
exchange for land            0
Shares issued for       2,656,     13   7,261       -        -
-       -
warrants exercised         600
Tax benefit from
exercise of non-
 qualified options           -      -   2,643       -        -
-       -
Change in unrealized
loss on
     marketable              -      -       -   (301)        -
-       -
securities, net of tax
Net income
                             -      -       -       -        -
-  45,755

BALANCE, March 31,      29,672    148  121,71   (451)        -
-  54,734
1995                      ,400              2
Shares issued under     187,18      1   1,296       -        -
-       -
stock option plans           0
Tax benefit from
exercise of
 non-qualified               -      -     713       -        -
-       -
options
Adjustment for number
of shares as
 the result of the           -      -     (2)       -        -
-       -
stock split
Purchase of common      (672,1      -       -       -   672,10
7,294       -
stock                      00)                               0
Change in unrealized
loss on
 marketable                  -      -       -     450        -
-
securities, net of tax
-
Net income
                             -      -       -       -        -
-  22,320

BALANCE, March 31,      29,187         123,71     (1)   672,10
7,294
1996                      ,480    149       9                0
77,054
Shares issued for       2,100,     11   5,590       -        -
-       -
warrants exercised         000
Shares issued pursuant
to retirement
    agreement           603,76      3   2,996       -        -
-       -
                             8
Expired put options          -      -    (49)       -        -
-       -
Change in unrealized
loss on
 marketable                  -      -       -       1        -
-       -
securities, net of tax
Net loss
                             -      -       -       -        -
-  (46,29

8)

BALANCE, March 31,      31,891      $       $       $
$       $
1997                      ,248    163  132,25       -   672,10
7,294  30,756
                                            6                0
          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)

                                           Year  ended  March 31,
                                                        1997
1996
1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                 ($46,29
$        $
                                                       8)
22,320   45,755
Adjustments to reconcile net income to net  cash
provided by operating activities:
 Depreciation and amortization                     21,806
17,236    7,065
 Amortization of bond premium/(discount)                -
(3,861)      247
 Loss on disposition of property/equipment         60,321
-        -
 Impairment and write-down of assets                7,357
-        -
 Equity in loss of joint venture                    1,934
-        -
 Stock issued pursuant to retirement agreement      3,000
-        -
 Deferred income taxes                              1,332
(2,459)      665
 Other                                                924
468       32

Changes in assets and liabilities:
 Accounts and notes receivable                      3,551
(4,985)    (450)
 Inventories                                      (1,269)
(1,856)    (369)
 Income taxes payable (refundable)                (27,462
1,772    (250)
                                                        )
 Prepaid expenses and other current assets            975
(2,484)  (3,465)
 Other assets                                       1,141
(1,812)    (457)
 Accounts payable                                   (270)
(1,497)    1,934
 Accrued liabilities                                   80
(918)    1,737
 Other liabilities
                                                    1,336
(1,176)    (340)
   Net cash provided by operating activities
                                                   28,458
20,748   52,104

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net purchases of property and equipment          (46,499
(147,11  (62,419
                                                        )
9)        )
     Proceeds  from  disposal  of  property  and   30,749
equipment
-        -
 Costs  in  excess  of fair  value  of  tangible        -
-  (24,090
assets acquired
)
 Purchases of marketable securities                     -
(170,80  (22,970

6)        )
 Proceeds from sale of marketable securities        4,401
196,886   59,509
 Investment in joint venture
                                                  (61,875
(34,015        -
                                                        )
)
   Net cash used in investing activities
                                                  (73,224
(155,0  (49,970
                                                        )
54)        )

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt          65,500
153,000        -
 Repayments of long-term debt                     (22,500
(8,907)    (169)
                                                        )
 Purchase of common stock                               -
(7,294)        -
 Debt issuance cost                               (2,051)
(8,890)        -
 Proceeds  from  exercise of stock  options  and
warrants                                            5,598
1,297    7,964
   Net cash provided by financing activities
                                                   46,547
129,206    7,795

NET   INCREASE  (DECREASE)  IN  CASH  AND   CASH    1,781
(5,100)    9,929
EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                   18,786
23,886   13,957

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $
$        $
                                                   20,567
18,786   23,886

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)

SUPPLEMENTAL CASH FLOW DISCLOSURE:

                      Year ended March 31,

                                                    1997     1996
1995
 Interest paid                                          $
$        $
                                                   22,637
10,124      694
 Income taxes paid                                  4,159
15,201   30,102
 Debt incurred to purchase land and equipment           -
-    3,200
 Unrealized    gain   (loss)    on    marketable        -
(450)      301
securities, net of tax
 Accrued   liabilities  incurred   to   purchase        -
31,910    8,005
property and equipment
 Liabilities relating to costs in excess of fair        -
-   13,441
value of tangible assets acquired
 Land,  property  and equipment  contributed  to        -
5,459        -
joint venture
 Common stock issued for purchase of land               -
-    4,238
 Tax   benefit  related  to  exercise  of   non-        -
713    2,643
qualified stock options





Note 1 - Summary of Significant Accounting Policies

Fiscal Year
     The Company has a fiscal year that ends on March 31.

Basis of Presentation
      The Company, through wholly owned subsidiaries, operates five riverboat casinos, a land-based hotel and casino and a horse racetrack facility and, through a joint venture, a riverboat casino entertainment complex. All operations include food and beverage facilities and a retail gift shop. Three of the facilities include hotel operations. The majority of the assets comprising the Mesquite facility were sold in 1997. However, the Company will continue to operate the facility through the first quarter of 1998.

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The investment in joint venture is accounted for by the equity method.

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

Revenues and Promotional Allowances
      Casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary admissions, food and beverage, hotel and other items furnished to customers, which totaled approximately $27,238,000, $21,336,000 and $9,916,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

     The estimated costs of providing such complimentary services are included in casino costs and expenses through inter-department allocations from the department granting the services as follows:
                                                    1997     1996
1995
                                                         (dollars
in thousands)
          Food and beverage                            $        $
$
                                                  20,736   15,651
5,583
          Admissions                                 157    1,725
2,848
          Hotel                                    1,281      565
-
          Other
                                                   1,370    1,177
717
                                                       $        $
$
                                                  23,544   19,118
9,148

Pre-opening and Gaming Development Costs
     All pre-opening and gaming development costs are expensed as incurred except for the cost of property and equipment which is capitalized.

Inventories
      Inventories consisting of food, beverage and retail items are stated at the lower of cost (first-in, first-out) or market.

Property, Equipment, Depreciation and Amortization
     Property and equipment are stated at cost. Improvements and extraordinary repairs that extend the life of the asset are capitalized. Maintenance and repairs are expensed as incurred. Interest expense is capitalized on major construction projects. Capitalized interest amounted to $6,714,000 and $3,329,000 in 1997 and 1996, respectively. There was no capitalized interest in 1995.

     The Company computes depreciation for property and equipment using primarily the straight-line method over the estimated useful life of the assets. Amortization of leasehold and land improvements is computed using the straight-line method over the lesser of the estimated useful life or lease term.

     The following estimated useful lives are used:

Riverboats and barges       30   years
Buildings                   40   years
Furniture, fixtures and  equipment 5-7 years

Leasehold  and  land  improvements
Lesser of useful life or lease term

      Effective October 1, 1995, the Company revised its estimate of the useful lives of certain property and equipment as follows:

                                           Original Life
Revised Life
Riverboats, barges and improvements        10 years           30
years
Buildings                                  20 years           40
years

      These changes were made to better reflect industry practice and the estimated periods during which such assets will remain in service. This change increased net income by approximately $1,403,000 ($.04 per share) for the year ended March 31, 1996.

       Depreciation expense of $16,405,000, $13,145,000 and $6,735,000 were recorded for the fiscal years ended March 31, 1997, 1996 and 1995 respectively. Amortization expense amounted to $5,401,000, $4,091,000 and $330,000 in 1997, 1996 and 1995
respectively.

Intangibles
      Costs in excess of fair value of tangible assets acquired are recorded as intangibles on the accompanying consolidated balance sheets and are being amortized using the straight-line method. Effective October 1, 1995, the Company revised its estimate of the useful life of intangibles from 15 years to 40 years. This change was made to better reflect the estimated periods during which the related tangible assets will remain in service. This change increased net income by approximately $466,000 ($.01 per share) for the year ended March 31, 1996.

      The Company periodically evaluates whether the remaining estimated useful life of intangibles may warrant revision or the remaining balance of intangibles may require adjustment generally based upon expectations of nondiscounted cash flows and operating income. At March 31, 1996, the Company recorded a $1,500,000 write-down of goodwill associated with its racetrack facility.

Unamortized Loan Costs
      Costs incurred in connection with the issuance of debt are being amortized using the straight-line method over the term of the related debt issue or loan. During the year ended March 31, 1997, the Company wrote-off loan costs related to its original revolving credit agreement (dated August 25, 1995) in the amount of $2,744,000.

Stock Based Compensation
      The Company has adopted SFAS No. 123- Accounting for Stock Based Compensation. As provided by SFAS No. 123, the Company accounts for stock options under Accounting Principles Board
(APB) Opinion No. 25-Accounting for Stock Issued to Employees. The Company discloses the pro forma net income and earnings per share effect as if the Company had used the fair value method prescribed under SFAS No. 123. (See Note 12)

Per Share Amounts
      Per  share amounts have been computed based on the weighted
average  number  of  outstanding  shares   and   common   stock
equivalents,  if  dilutive, during each period.   All  per  share
amounts and shares outstanding reflect a 3-for-2 stock split declared on April 26, 1995 for stockholders of record at the close of business on May 8, 1995. A summary of the number of shares used in computing primary earnings per share follows:
                                                             Year
                                                       ended
March 31,
                                            1997          1996
1995

Weighted average number of shares outstanding
                                      29,765,483    29,765,200
27,233,000
Dilutive effect of stock options and warrants
                                               -     2,244,500
3,936,600
Shares used in computing primary earnings per share
                                      29,765,483    32,009,700
31,169,600

Fully diluted earnings per share reflect additional dilution related to stock options, due to the use of the market price at the end of the period, when higher than the average price for the period.
As a result, the number of shares used in computing fully diluted earnings per share is as follows:



                       Year ended March 31,
            1997               1996               1995
Weighted average number of shares outstanding
29,765,483         29,765,200      27,233,000
Dilutive effect of stock options and warrants
-                   2,245,200       4,403,700
Dilutive effect of put options
-                       5,400               -
Shares used in computing fully diluted earnings per share
29,765,483         32,015,800      31,636,700

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 128, ("SFAS 128 ") Earnings per
Share, which is required to be adopted for the quarter ended
December
31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The
Company ct of SFAS 128 will be on the calculation of fully diluted earnings per share.

Note 2 - Accrued Liabilities

     A summary of accrued liabilities is as follows:
                                                      March 31,
                                               (dollars in thousands)
                                                 1997           1996
Insurance claims
                                                $ 1,638      $  1,442
Chip and token liability
                                                    558           489
Accrued payroll and related expenses
                                                  6,500         4,806
Accrued interest expense
                                                  7,477         7,477
Accrued expenses
                                                 13,724        11,898
Current portion of liabilities
related to the purchase of a
riverboat and a hotel                             4,072         6,320

                                                $33,969      $ 32,432

Note 3 - Property and Equipment

A summary of property and equipment is as follows:
                                                      March 31,
                                              (dollars in thousands)
                                               1997           1996
Land and buildings
                                              $ 65,174    $ 121,671
Riverboats and barges
                                               113,281      107,282
Furniture, fixtures and equipment
                                                46,379       54,765
Leasehold and land improvements
                                                 8,032       11,241
Construction in progress
                                                 4,912        8,035
Less -- accumulated depreciation
                                              (27,336)     (23,078)

                                             $ 210,442    $ 279,916
Note 4 - Sale of Mesquite Property

On February 28, 1997, the Company entered into a definitive agreement to sell the assets comprising the Mesquite casino resort for a total purchase price of $30,500,000. The agreement was structured to take place in two closings. The initial closing was completed on March 18, 1997, in which the Company received $22,000,000 in cash for primarily the non-gaming property and equipment. The second closing, for the gaming and other furniture and equipment is scheduled for June 30, 1997 at which time the Company entered into a lease with the purchaser pursuant to which the Company leases the property for the period between the first and second closings and absorbs any income or loss related to the operation of the facility during such period.

As of March 31, 1997, the Company recorded a loss on the sale of
Mesquite totaling $57,397,000.  Such loss includes a write-down
to fair value of the assets to be sold in the second closing.   The
loss is summarized as follows (dollars in thousands):


Carrying value of property and equipment, net               $  84,232
Inventories and other assets                                    2,208
Expenses related to sale                                        1,457
Proceeds received at first closing                           (22,000)
Receivable at second closing                                  (8,500)
  Total loss on sale                                       $   57,397

For the year ended March 31, 1997, revenues for Mesquite were $38,945,000 and losses before other income (expense) were $65,473,000, inclusive of the loss on sale.

Note 5 - Impairment and Write-down of Assets

     During the fourth quarter of 1997, the Company re-evaluated its investment in its horse racetrack facility, committed to a plan to remove from service and replace a barge utilized by one of its riverboat facilities and wrote-down to fair value land that was contributed to a joint venture. Impairment losses and the write-down of assets totaling $7,357,000, were recorded in the year ended March 31, 1997, and are detailed below.

     The Company has incurred losses operating the racetrack since its acquisition, and has determined that due to flat or declining demand for both live and simulcast pari-mutuel race wagering that such operating losses will continue in the future in the absence of additional forms of gaming at the facility.
Due to this and the continued lack of consensus within the State of Kentucky governing body relating to the expansion of legalized gaming, the Company has determined that its investment in the racetrack i is represents the approximate fair value of the property.

The barge at the riverboat facility is being removed from service and will be replaced in 1998. A replacement barge was purchased in 1997. The book value for the barge prior to the impairment was $676,000. It is estimated that, net of disposal costs, the fair value of the barge is zero.

     In 1995, Players contributed land with a carrying value of $4,944,000 to the joint venture. The land was originally purchased as the potential gaming site for the Company. In the fourth quarter of 1997, an audit of the joint venture was completed which included an appraisal of the land determining its fair market value to be $930,000. This value was used as the basis for recording the contribution of the land in the joint venture records. As a result, the Company reduced its investment in the joint ven

Note 6 - Equity in Joint Venture

     In November, 1995, the Company formed a joint venture to co-develop a riverboat casino complex with Harrah's in Maryland Heights, Missouri, which opened in March, 1997. The Company holds a 50% interest in the joint venture. The Company's expected investment in the project including the investment in the joint venture is $141,000,000, including pre-opening costs but excluding capitalized interest, of which approximately $124,000,000 had been expended as of March 31, 1997. The investment in the joint vent

     Summary condensed financial information for the joint venture is as follows (dollars in thousands):

                                           Year Ended
                                         March 31, 1997
                                          (Unaudited)
Net revenues                             $     952
Pre-opening costs                            3,180
Depreciation and amortization                  847
Net loss                                     3,869


                                                As of
                                           March 31, 1997
                                             (Unaudited)
               Current  assets                $  25,646
               Current liabilties                19,864
               Total assets                     210,254
               Partners' Capital                190,390


     The net loss is net of development period interest income of $1,421,000.

Note 7 - Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                     March 31,
                                             (dollars in thousands)
                                               1997          1996
Deferred tax assets:

Excess capital loss over capital gain     $     266        $    -
State tax net operating loss carryforwards      991             -
Excess intangible assets basis                  542           564
Pre-opening, development and other costs      7,843         7,321
Accrued liabilities and prepaid expenses      7,230         2,698
Deferred revenue                                244           122
Accrual of directors' option expense            475           475
      Total deferred tax assets              17,591        11,180
Valuation allowance                         (1,536)             -
Deferred tax assets, net of
valuation allowance                          16,055        11,180

Deferred tax liabilities:

Excess tax depreciation                     (7,751)        (2,718)
Prepaid expenses                            (1,769)          (507)
Other                                             -           (88)
Total deferred tax liabilities              (9,520)        (3,313)
Net deferred tax assets                  $   6,535      $   7,867

     The valuation allowance on the deferred tax assets consists primarily of an allowance for state tax net operating loss carryforwards. In the opinion of Management, the remaining net deferred tax asset is realizable, primarily based on the ability to carry back further losses and recover previously paid taxes.

     Significant components of the provision (benefits) for income taxes attributable to operations are as follows:

                                               Year ended March 31,
                                               (dollars in thousands)
                                          1997          1996           1995
Current:
Federal                            $  (25,777)     $  13,975       $ 23,263
State                                  (1,045)         2,745          4,451
Total current                         (26,822)        16,720         27,714

Deferred:
Federal                                   624         (2,199)          (89)
State                                     707           (251)            90
Total deferred                          1,331         (2,450)             1
Total provision (benefit)          ($ 25,491)      $  14,270       $ 27,715

     The 1997 net loss has been carried back to previous tax years and will result in a refund of taxes previously paid.

     The reconciliation of income tax attributable to continuing operations computed at the Federal statutory rates to income tax expense is:
                                                Year ended March 31,

                                            1997        1996      1995
Federal statutory rate (benefit)           (35%)        35%        35%
State taxes on income,
net of Federal income tax benefit           (1%)         4%         4%
Tax exempt interest income
from municipal bonds                         -            -       (1)%
Financial statement provision rate (benefit)(36%)        39%       38%

Note 8 - Restructuring Charge

     The restructuring charge reflects the Company's decision to significantly reduce its pursuit of development opportunities in new or emerging jurisdictions and instead concentrate on improving its existing operations. The one-time charge consists principally of the net loss on the disposal of assets held for or used in development activities and the cost of employee severance arrangements. This resulted from the sale of the Players I riverboat, which was previously held for future deployment, and a corporate aircraft, the closure of two development offices and the retirement or termination of 21 senior management and staff. The affected employees included those specifically responsible for the Company's developmental activities and others affected by the Company's revised business plan.

Note 9 - Other Long-Term Liabilities

A summary of other long-term liabilities follows:
                                                     March 31,
                                             (dollars in thousands)
                                               1997           1996
Long-term portion of liabilities
related to purchase of a riverboat        $     800       $   1,600
Net present value of estimated
future payments to purchase a hotel          25,161          25,336
Other                                            91             164
                                          $  26,052       $  27,100

     In August 1995 the Company acquired a hotel for $6,700,000 plus future payments based on the number of passengers boarding the riverboat casinos contiguous to it over the ensuing 28 years. The estimated future payments were discounted at 11 % and recorded at their net present value. Actual payments in excess of the amortization of the net present value of estimated future payment are recorded as contingent payments (see Note 14).

Note 10 - Long-Term Debt

A summary of long-term debt is as follows:
                                                   March 31,
                                           (dollars in thousands)
                                            1997          1996
Senior Notes, interest at 10-7/8% payable
semi-annually on April 15 and October 15, due 2005
(fair value based on quoted market price is approximately
$155,250 and $150,750 for the years ended March 31, 1997 and 1996, respectively)
                                        $   150,000   $   150,000
Note payable under reducing revolving credit agreement, weighted average interest rate of 9.10% and 8.50% for years ended March 31, 1997 and 1996, respectively (carrying amount approximates fair value)
                                             46,000         3,000
                                            196,000       153,000
Less current portion                        (8,500)             -
                                        $   187,500   $   153,000

     On August 25, 1995, the Company entered into a $120,000,000 revolving credit agreement (the "Credit Facility") with a consortium of banks (the "Banks").

     Following a waiver by the Banks of a default of the Credit Facility's minimum EBITDA covenant as of September 30, 1996, the Company and the Banks reached an agreement that revised the terms of the Credit Facility (the "Revised Credit Facility") in December 1996. As a result of these revisions, the Company expensed $2,744,000 of unamortized loan costs relating to the Credit Facility.

     In connection with the sale of Mesquite in March 1997, the terms of the Revised Credit Facility were changed to: (i) permit the sale of Mesquite; (ii) reduce the credit line from $120,000,000 to $69,500,000; and (iii) reduce the credit line to $60,000,000 on June 30, 1997 at the time of the second closing of the sale of Mesquite.

The Revised Credit Facility is collateralized by all the Company's property and equipment, contract rights, leases, intangibles and other security interest related to primarily the company's operating properties. The Revised Credit Facility agreement contains restrictive financial covenants requiring the Company to maintain a specified tangible net worth and to meet certain financial ratios among which is a minimum quarterly EBITDA requirement. The Revised Credit Facility agreement also contains covenants that restrict the ability of the Company to, among other things, incur additional debt, make significant capital contributions, commit funds to new business ventures, pay dividends or repurchase shares.

Minimum quarterly (non-cumulative) EBITDA requirements are as follows:

                    Quarter Ended                     Minimum
EBITDA Requirement  March 31, 1997             $   6.5 million
                    June 30, 1997                  9.0 million
                    September 30, 1997            12.0 million
                    December 31, 1997             11.0 million
                    March 31, 1998                11.5 million

The Company met the EBITDA requirement for the quarter ended March 31, 1997, and is confident that, based on operating results through May, 1997, it will exceed the requirement for the quarter ending June 30, 1997. Based on the operating budget for fiscal 1998, the Company believes that it will also meet or exceed the minimum requirement for each of the other three quarters. In light of the competitive environment in which the Company operates, however, such attainment is not guaranteed and it is possible that an event of default could occur if operating results are significantly below budget. The Company expects to receive a federal tax refund of approximately $22 million during the quarter ending September 30, 1997. In connection with the receipt of these funds and their possible utilization to further reduce outstanding borrowings under the Revised Credit Facility, the Company anticipates commencing negotiations with the Banks and/or other lenders to refinance the remaining borrowings under the Revised Credit Facility. If the Company fails to meet any covenant under the Revised Credit Facility, the lender may, at its option, give notice that amounts owed are immediately due and payable. Accelerated maturity of the Revised Credit Facility by the lender would require management to complete a restructuring or refinancing of the Revised Credit Facility or implement actions to obtain cash from other sources to repay the Revised Credit Facility. Management believes it is capable of completing a restructuring or refinancing of amounts currently outstanding and that failure to meet any covenant will not have a material adverse affect on the accompanying financial statements.

     The interest rate on the Revised Credit Facility is currently 2.5% above the bank's prime rate and is scheduled to increase by 0.5% per quarter beginning October 1, 1997.
Commitments under the Revised Credit Facility will be reduced as follows:

Date                         Scheduled Commitment Reduction
September 30, 1997           $  7,500,000
December 31, 1997               7,500,000
March 31, 1998                  7,500,000
June 30, 1998                  37,500,000

     During 1997, maximum borrowings under the Credit Facility or Revised Credit Facility did not exceed $60,000,000.



Note 11 - Stockholders' Equity

During 1996, the Company repurchased a total of 672,100 shares of its common stock for a total cost of $7,294,000. On January 29, 1997, the Company announced that its Board of Directors has approved the adoption of a Stockholders' Rights Plan, subject to the receipt of necessary gaming approvals. The Plan is designed to ensure that all stockholders of the Company receive fair value for their Common Shares in the event of any proposed takeover and to guard against the use of partial tender offers or other coercive tactics to gain control of the Company without offering fair value to stockholders.


Note 12 - Common Stock Options and Warrants

     The Company has four stock option plans, the 1985 Incentive Stock Option Plan ("1985 Plan") for employees covering 600,000 shares of common stock, the 1990 Incentive Stock Option and Non-Qualified Option Plan covering 1,200,000 shares of common stock ("1990 Plan"), the 1993 Incentive Stock Option and Non-Qualified Option Plan covering 3,000,000 shares of common stock ("1993 Plan"), and the 1994 Directors Stock Incentive Plan ("1994 Plan") covering 900,000 shares of common stock. As of March 31, 1997, the Company had 71,449 shares under the 1990 Plan, 1,515,500 shares under the 1993 Plan and 498,750 shares under the 1994 Plan available for issuance in connection with future stock options that may be granted. The 1985 Plan expired on April 22, 1995, therefore, no additional grants may be made, although outstanding awards may be exercised. Options granted are generally exercisable between three and ten years from date of grant.

     In addition to the foregoing plans, 347,877 other options and 150,000 warrants were outstanding as of March 31, 1997.
Summarized information for all stock options and warrants is as follows:

                          1997                1996                1995
                   Options/   Weighted Options/  Weighted  Options/  Weighted
                   Warrants   Average  Warrants  Average   Warrants  Average
                              Exercise          Exercise             Exercise
                              Price              Price               Price
Outstanding at
beginning of year
                   6,335,502  $ 9.54   6,027,767  $ 9.16   6,624,318 $ 4.42
Granted:
Exercise price
equals market price

                     491,750  $ 7.65     528,250  $13.26   2,322,000 $ 14.60
Exercise price exceeds
market price       1,082,300  $ 8.17           -       -     150,000 $ 15.80
Exercised        (2,100,000)  $ 2.67   (187,165)  $ 6.94 (3,018,041) $  3.23
Expired or
canceled         (2,529,024)  $14.24    (33,350)  $14.20    (50,510) $ 11.42
Outstanding
at end of year     3,280,528  $ 9.58   6,335,502  $ 9.54   6,027,767 $  9.16
Options exercisable
at end of year     2,056,351  $10.05   3,851,005  $ 6.48   2,764,133 $  5.28

Weighted average
fair value of options granted:
Equal to market price      -  $ 7.65           -  $13.26           - $ 14.60
Greater than market price  -  $ 7.23           -       -           - $ 13.17

     In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123-Accounting for Stock Based
Compensation ("SFAS 123").   SFAS 123 is effective for fiscal
years beginning after December 15, 1995 and provides, among other things, that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by Accounting Principal Board Opinion No. 25 ("APB 25").

          Under the fair value-based method prescribed by SFAS 123, all employee stock option grants are considered compensatory. Compensation cost is measured at the date of grant based on the estimated fair value of the options exercise price, the expected life of the option, the volatility of the stock, expected dividends on the stock and the risk-free interest rate over the expected life of the option. Under APB 25, generally only stock options that have intrinsic value at the date of grant are considered compensatory. Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the options. Under both methods, compensation cost is charged to earnings over the period the options become exercisable.

     As permitted by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method for employee stock options. Accordingly, no compensation cost has been recognized.

     The following table discloses the Company's pro forma net income and net income per share assuming compensation cost for employee stock options had been determined using the fair value-based method prescribed by SFAS 123. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The model assumes no expected future dividend payments on the Company's common stock for the options granted in both fiscal years 1997 and 1996.



                                                Year ended March 31,

                                           1997                      1996
Net income (loss)
As reported                        $    (46,298)              $    22,320
   Pro forma                            (49,318)                   21,587

Net income (loss) per share,
assuming full dilution
As reported                      $        (1.56)            $        0.70
   Pro forma                              (1.66)                     0.67
Weighted-average assumptions
   Expected stock price volatility        57.48%                   55.27%
   Risk-free interest rate                 6.38%                    6.48%
   Expected option lives                   3.4 years                4.7 years

     Because the provisions of SFAS No. 123 have not been applied to options granted prior to April 1, 1995, and due to the issuance in fiscal year 1997 of a large option grant under the special program discussed below, the resulting pro forma compensation cost for the years presented may not be representative of that to be expected in future years.

     Given the competitive environment in which the Company operates and the need to retain and provide incentive for key management, the Company's Board of Directors was concerned by the large number of outstanding options with an exercise price above the current market price of the stock. To restore the intended incentive offered to employees by stock option grants, during fiscal year 1997, the Company approved a special program which enabled certain option holders to consent to the cancellation of certain outstanding stock options, whether vested or unvested, in exchange for a grant of new stock options with an option price based on a minimum of 110% of the current market price of the Company's stock. The new options vest in five equal annual installments commencing September 19, 1996. In total, 1,442,900 options with an average exercise price of $13.59 per share were canceled in exchange for 842,300 new options with an average exercise price of $7.91 per share.

     The following table summarizes information regarding stock options and warrants outstanding at March 31, 1997.


                         OPTIONS OUTSTANDING
Range of             Number       Weighted Average      Weighted Average
Exercise Prices      Outstanding  Remaining Contractual Exercise Price
                                  Life

$0.8933 - $7.5625    903,528      2.87                  $  6.4260
$7.7000 - $8.4700    984,300      3.72                  $  7.8760
$9.1250 - $11.8333   902,700      2.04                  $ 11.0284
$13.5625 -$19.3333   490,000      2.05                  $ 16.1690

$0.8933 - $19.3333 3,280,528      2.78                  $  9.5828

                        OPTIONS EXERCISABLE
Range of
Exercise Prices      Number Exercisable             Weighted Avereage
                                                    Exercise Price
$0.8933 - $7.5625    595,528                            $  6.0655
$7.7000 - $8.4700    478,460                            $  7.7724
$9.1250 - $11.8333   597,863                            $ 11.5928
$13.5625 - $19.3333  384,500                            $ 16.6660

$0.8933 - $19.3333   2,056,351                          $ 10.0517

Note 13 - Employee Benefit Plans

     The Company has a defined contribution plan that provides retirement benefits for participating employees. Eligible employees may elect to participate by contributing a percentage of their pre-tax earnings to the plan. Employee contributions to the plan, up to certain limits, are matched at 25% by the Company. The Company's contribution expense for the plan was $385,000, $321,000 and $224,000 for the years ended March 31,
1997, 1996 and 1995, respectively.

Note 14 - Commitments and Contingencies

     The Company leases office space, land and equipment under operating leases expiring at various dates through December 2011.
The minimum annual payments under non-terminable lease agreements at March 31, 1997 are as follows (dollars in thousands):

     Year ending March 31
     1998         $   4,804
     1999             3,970
     2000               358
     2001                48
     Thereafter          92
                  $   9,272

     In May 1997, the Company renegotiated a lease agreement with its slot machine vendor to purchase the slot machines and terminate the existing lease agreement. This decision will reduce the annual lease payments in 1998 and 1999 by $3,400,000 in each of the respective years.

     Rent expense for all operating leases was as follows:
                                          Year ended March 31,
                                         (dollars in thousands)
                                      1997      1996      1995
Minimum rentals                     $ 2,016  $  4,227  $  2,213
Contingent payments                   3,807     2,590     3,236
                                    $ 5,823  $  6,817  $  5,449

     For the fiscal years ended March 31, 1997, 1996 and 1995,
$262,000, $232,000 and $101,000, respectively, of rent expense is included in pre-opening and gaming development costs in the accompanying consolidated statements of operations.

     The Company and its subsidiaries are defendants in certain litigation. In the opinion of management, based upon the advise of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect of the accompanying consolidated financial statements.

     Showboat Star Partnership, a subsidiary of the Company, was served with a petition captioned J.A. Miller, et al. v. Showboat Star Partnership, et al. on or about February 27, 1997, Docket No. 10-14544, in the 38th Judicial District Court, Parish of Cameron, State of Louisiana. The plaintiffs, a group of oyster fisherman, allege in the petition that on or about February 2, 1997, the Star Riverboat discharged raw sewage and other hazardous and toxic substances from the bilge of the vessel into Lake Charles. Plaintiffs further allege that since 1994 the Star Riverboat and the Players Lake Charles Riverboat have discharged raw sewage and other hazardous and toxic substances into Lake Charles which is part of the Calcasieu Estuary. Plaintiffs claim that alleged acts of the Company have resulted in great damage to natural oyster beds forty-three (43) miles down river in Cameron Parish, resulting in oysters situated thereon to become dangerous and unfit for human consumption and/or preventing the oyster fishermen from harvesting said oysters. The oyster fishermen are claiming both compensatory and punitive damages. The matter is in the early stages of litigation. The Company has filed several motions in response to the petition including motions to dismiss the action. The Company cannot estimate at this time what effect, if any, an unfavorable outcome would have.

Note 15 - Transactions with Related Parties

     Marshall Geller, a member of the board of directors, by a Company owned by Edward Fishman, Chairman, and David Fishman, Vice Chairman of the Company, were paid $50,000 during the year ending March 31, 1996, in consideration for consulting services rendered.

     The Company purchases promotional items from a company owned by certain directors and officers of the Company. During the years ended March 31, 1997, 1996 and 1995, the Company paid $312,000, $1,052,000, and $306,000, respectively, for such items.

     Mr. Merv Griffin, a major stockholder of the Company entered into a contract dated July 18, 1995 for the production of theater shows at its Mesquite property. Under the contract, which expired on March 7, 1996, the Company paid an aggregate of $396,000 to the affiliate.

     During fiscal year 1997, the Company entered into an agreement with a company controlled by a major stockholder of the Company to modify its license agreement, under which this individual acted as the public representative for all of the Company's riverboat and dockside casinos, to reflect the extension of its terms to the Company's second riverboat casino in Lake Charles and its land-based casino in Mesquite effective as of the opening of each facility. The fees that would have been payable with respect to these two additional facilities were replaced with one lump-sum payment of approximately $300,000 for services at these facilities through the period ending December 31, 1996.




EXHIBIT 21
PLAYERS INTERNATIONAL, INC.
SUBSIDIARIES OF THE COMPANY


Subsidiary                              State of Incorporation or Organization

Metropolis, IL 1292 Limited Partnership Illinois
PCI, Inc.                               Nevada
Players Bluegrass Downs, Inc.           Kentucky
Players Development, Inc.               Nevada
Players Entertainment, Inc.             Nevada
Players Holding, Inc.                   Nevada
Players International, Inc.             Nevada
Players Lake Charles, LLC               Louisiana
Players Lake Charles Riverboat, Inc.    Louisiana
Players LC, Inc.                        Nevada
Players Maryland Heights, Inc.          Missouri
Players MH, L.P.                        Missouri
Players Maryland Heights Nevada, Inc.   Nevada
Players Mesquite Golf Club, Inc.        Nevada
Players Mesquite Land, Inc.             Nevada
Players Nevada, Inc.                    Nevada
Players Resources, Inc.                 Nevada
Players Riverboat, LLC                  Louisiana
Players Riverboat, Inc.                 Nevada
Players Riverboat Management, Inc.      Nevada
Players Services, Inc.                  New Jersey
Riverfront Realty Corporation           Illinois
Riverside Joint Venture                 Missouri
Showboat Star Partnership               Louisiana
Southern Illinois Riverboat/Casino Cruises, Inc.Illinois
WCBJ Enterprises, Inc.                  California