Form 10-K/A
PLAYERS INTERNATIONAL INC /NV/
filed 1997-07-29
CIK 796912

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                         _______________
                           FORM 10-K/A

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

   As  of  July  10,  1997, the aggregate  market  value  of  the
registrant's   Common  Stock  held  by  non-affiliates   of   the
registrants was not less than $76,725,755.00.

   As of July 10, 1997, there were 32,563,312 shares of the registrant's Common Stock outstanding.

  Documents Incorporated by Reference:

     None.
                            PART III

Item 10.   Directors and Executive Officers of the Registrant

     Information concerning directors and executive officers of Players International, Inc. ("the Company"), as of July 10, 1997, is as follows:

Name                        Age    Since  Present Position With the Company

Edward Fishman              54     1985   Chairman of the Board of Directors
Howard Goldberg             51     1986   President, Chief Executive Officer
                                          and Director
Thomas Gallagher            52     1992   Director
Marshall S.Geller           58     1989   Director
Lee Seidler                 62     1987   Director
Charles Masson              44     1996   Director
Earl Webb                   40     1996   Director
Lawrence Cohen              39     1996   Director
Peter J. Aranow             51      -     Executive Vice President-Finance,
                                          Treasurer and Secretary
John Groom                  52      -     Executive Vice President and Chief
                                          Operating Officer
Henry M. Applegate, III     50      -     Senior Vice President and Chief
                                          Financial Officer
Patrick Madamba,Jr.         35      -     Vice President and General Counsel

     Edward Fishman has served as Chairman of the Board of the Company since 1985. He served as Chief Executive Officer from 1985 until December, 1995 and served as President during May, 1993. Prior to his retirement as an active Company employee in September, 1996, his principal activities for the Company related to marketing, long-range development and strategic planning. He has 18 years of marketing experience in the casino industry and he has served as a marketing and strategic planning consultant to casinos throughout the world.

     Howard Goldberg became President and Chief Operating Officer of the Company in May, 1993, and then became Chief Executive Officer in December, 1995. Prior to joining the Company, he was the managing shareholder practicing law in the Atlantic City, New Jersey law firm of Horn, Goldberg, Gorny, Plackter, Weiss & Perskie ("Horn, Goldberg"), which has represented the company since its inception. Since the advent of casino gaming in Atlantic City, Mr. Goldberg specialized in representing casinos in New Jersey and other jurisdictions for development and regulatory matters. Mr. Goldberg's name remains a part of the firm name of Horn, Goldberg, but he does not currently engage in any firm-related activities or matters. The amount of any payments due him from the firm is not affected by or dependent upon fees paid by the Company to Horn, Goldberg.

     Thomas E. Gallagher has served as Executive Vice President and General Counsel of Hilton Hotels Corporation since July 1,
1997.   From April, 1992 through June, 1997, he was President  and
Chief Executive Officer of The Griffin Group. From November 1, 1993, until December, 1996, he served as a director, and from May, 1995 to December, 1996, he served as President and Chief
Executive  Officer  of  Griffin  Gaming  &  Entertainment,   Inc.
(formerly  Resorts  International,  Inc.)  ("GG&E").    For   the
preceding 15 years, he was a partner in the law firm of Gibson, Dunn & Crutcher.

     Marshall S. Geller is the Chairman, Chief Executive  Officer
and founding partner of Geller & Friend Capital Partners, Inc., a merchant banking investment company. He was formerly interim President and Chief Operating Officer of the Company from November, 1992, through April, 1993, and now serves as a member of the Compensation Committee, of which he was Chairman from September, 1995 to September, 1996. From 1991 through 1995, Mr. Geller was the Senior Managing Partner and founder of Golenberg & Geller, Inc., a merchant banking investment company. Mr. Geller served as Vice Chairman of Gruntal & Co. Inc., an investment banking firm, from 1988 to 1990. From 1967 until 1988, he was a
Senior  Managing  Director  of  Bear  Stearns  &  Co.  Inc.,   an
investment  banking firm ("Bear Stearns").   He  is  currently  a
director,  and  was  formerly the interim Co-Chairman  of  Hexcel
Corporation.    Mr.  Geller  is  a  director  of   Value   Vision
International, Inc. and serves as Chairman of its Investment Committee. He also serves on the Boards of Ballantyne of Omaha, Inc. and Cabletel Communications Corporation. Mr. Geller previously served on the Boards of Styles -On- Video, Inc. and Dycam, Inc.

     Lee Seidler is a private investor. He is affiliated with Bear Stearns as Managing Director Emeritus. From 1981 to 1989, he was a Senior Managing Director of Bear Stearns. He is a director of Synthetic Industries, Inc., The Shubert Organization, Inc. and The Shubert Foundation. Mr. Seidler is the Chairman of the Company's Audit Committee.

     Lawrence Cohen has served as President and Chief Executive Officer of the Griffin Group since July 1, 1997. From 1988 to June, 1997, he served as Executive Vice President and Chief Financial Officer of the Griffin Group. From 1986 to 1988, he was Assistant Corporate Controller of Columbia Pictures Entertainment, Inc. Prior to 1986, Mr. Cohen was with the accounting firm of Paneth, Haber & Zimmerman. He also served as a Director of Resorts International Hotel, Inc. from 1994 to December, 1996. From 1994 until July, 1996, Mr. Cohen served as a Director of Liberty Broadcasting, Inc., a privately held broadcasting company. Mr. Cohen is a member of the Company's Audit and Compensation Committees.

     Earl E. Webb is the head of LaSalle Partners' Investment Banking Group, which provides real estate acquisition, disposition and financing services to clients that include domestic and foreign corporations, pension funds, developers and financial institutions. He serves on the Board of Directors of LaSalle Partners and as a member of its management. Mr. Webb serves as the Chairman of the Company's Compensation Committee.

      Charles M. Masson is an independent consultant and has been President of McCloud Partners, a private advisory firm in New York City since 1993. He served as the Chairman of the Board of Directors of Cadillac Fairview Corporation Limited, a real estate management and development company from September, 1994 through August, 1995, as a director of Salomon Brothers Inc. from 1991 through May, 1993, and as Vice President of Salomon Brothers, Inc. from 1990 through 1993. Mr. Masson served as a director of GG&E from November, 1993 until December, 1996. He is also a director of Color Tile, Inc.

     Peter J. Aranow joined the Company as an Executive Vice President in May, 1993, became Secretary in September, 1993 and Treasurer in March, 1996. Mr. Aranow also served as Chief Financial Officer of the Company from May, 1993 until March, 1996. From 1977 to May 1993, he was a Senior Managing Director in the investment banking department of Bear Stearns specializing in the gaming industry.

     John Groom joined the Company as Executive Vice President, Operations in January, 1996 and became Chief Operating Officer of the Company in September, 1996. Mr. Groom has held a number of executive positions in the gaming industry, including the Caesars organization, serving as Senior Vice President of Caesars Atlantic City from May, 1979 through June, 1993.

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

     Patrick Madamba, Jr. joined the Company as Vice President and Associate General Counsel in January, 1995 and became Vice President and General Counsel to the Company on June 10, 1997. From May, 1988 through January, 1995, he was associated with the law firm of Horn, Goldberg. From 1985 through 1988, he held various positions at the Claridge Casino Hotel in Atlantic City, New Jersey, including the position of Regulatory Affairs Manager.

     Howard Goldberg and Lee Seidler are brothers-in-law.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section  16(a) of the Securities and Exchange Act  of  1934
requires the Company's executive officers and directors to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that none of its executive officers and directors failed to comply with Section 16(a) reporting requirements in 1996 except for Marshall Geller, who filed a late report concerning two transactions.

Item 11.    Executive Compensation

Summary Compensation Table

     The following summary compensation table sets forth, for the Company's last three fiscal years, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to Howard Goldberg, the Company's Chief Executive Officer and to each of the Company's other four most highly compensated executive officers along with three former executives as of March 31, 1997 (collectively, the "Named Executives"):

                   Summary Compensation Table

                                                     Long-Term
                                      Annual        Compensation
                                   Compensation
                                                     Securities
      Name and      Fiscal Year                      Underlying     All
Principal Position  Ending       Salary    Bonus     Options       Other
                    March 31,(1)                              Compensation

Edward Fishman          1997     $221,91      -          -       $2,000,0
Chairman of the         1996       8(1)       -          -         00(2)
Board                   1995     $500,00      -      600,000(3)      -
                                    0                                -
                                 $500,00
                                    0

Howard Goldberg         1997     $475,00      -      600,000(4)      -
President, Chief        1996        0         -          -           -
Executive Officer       1995     $500,00   $250,00   600,000(3)      -
and Director                        0         0
                                 $500,00
                                    0


Peter J. Aranow         1997     $300,00      -      150,000(5)      -
Executive Vice          1996        0         -      25,000(6)       -
President-Finance       1995     $350,00   $150,00   45,000(7)       -
                                    0         0
                                 $300,00
                                    0

John Groom              1997     $300,00      -      100,000(8)      -
Chief Operating         1996        0         -      100,000(9)      -
Officer                 1995     $54,918      -          -           -
                                   (18)
                                    -

Henry M. Applegate,     1997     $200,00      -      50,000(10)      -
III                     1996        0         -      50,000(11)      -
Sr. Vice President      1995     $7,650(      -          -           -
and Chief Financial                18)
Officer                             -

Patrick Madamba,        1997     $139,82      -      15,000(12)      -
Jr.                     1996        9      $25,000    7,500(13)      -
Vice President and      1995     $127,35      -      15,000(14)      -
General Counsel                     6
                                 $23,288
                                   (18)

David Fishman           1997     $221,91      -          -       $2,000,0
Former Vice             1996       8(1)       -          -         00(2)
Chairman of the         1995     $500,00      -      600,000(3)      -
Board                               0                                -
and Director                     $500,00
                                    0

Steven P. Perskie       1997     $168,49      -      50,000(15)  $56,000(
Former Executive        1996       3(1)       -      25,000(16)     19)
Vice President,         1995     $325,00      -     150,000(17)      -
General Counsel and                 0                                -
Director                         $122,01
                                  9(18)
______________

(1)  Reflects compensation through retirement date of September
     9, 1996 for Edward and David Fishman and December 2, 1996 for Mr. Perskie.

(2) Pursuant to their retirement agreements, Edward and David Fishman each received $500,000 in cash in September, 1996 and elected in March, 1997, to receive 301,884 shares each of Common Stock, with a market value of $1,500,000 at such time, in lieu of their remaining cash payments of $1,500,000.

(3) Includes 150,000 shares subject to options granted on April 14, 1994, with an exercise price of $11.50 per share and 450,000 shares subject to options granted on March 1, 1995, with an exercise price of $16.50 per share. With respect to each of Edward and David Fishman, 150,000 options to purchase Common Stock at $11.50 per share and 90,000 options to purchase Common Stock at $16.50 per share will remain outstanding for certain specified periods following their retirement date of September 9, 1996, and the remaining options depicted above expired unexercised. Mr. Goldberg's options depicted above are subject to repricing and cancellation (see "Fiscal 1997 Option Repricing" and "Retirement, Employment and Change Of Control Agreements ").

(4) Includes 375,000 shares subject to options granted on September 19, 1996, with an exercise price of $7.70 per share and 225,000 shares subject to options granted on September 19, 1996, with an exercise price of $8.47 (see "Fiscal 1997 Option Repricing").

(5)  Includes 50,000 shares subject to options and 100,000  Stock
     Appreciation Rights granted on September 19, 1996, with an exercise price of $7.70 per share.

(6)  Includes  25,000  shares  subject  to  options  granted   on
     November  17,  1995  with an exercise price  of  $13.56  per
     share.   The  options vest 20% on each of the first  through
     fifth anniversaries of the date of the grant.

(7) Includes 45,000 shares subject to options granted on April 14, 1994, with an exercise price of $11.50 per share. The options vest 20% on each of the first and second anniversaries of the date of the grant, respectively, and the remaining 60% of the options vest on the third anniversary of the date of the grant.

(8) Includes 100,000 shares subject to options granted on September 19, 1996, with an exercise price of $7.00 per share.
     The options vest 20% on each of the first through fifth anniversaries of the date of the grant.

(9) Includes 100,000 shares subject to options granted on January 24, 1996, with an exercise price of $9.25 per share. The options vest 20% on each of the first through fifth anniversaries of the date of the grant.

(10) Includes 50,000 shares subject to options granted on September 19, 1996, with an exercise price of $7.00 per share. The options vest 20% on each of the first through fifth anniversaries of the date of the grant.

(11)  Includes 50,000 shares subject to options  granted  on
      March 27, 1996, with an exercise price of $10.00 per share.   The
      options   vest  20%  on  each  of  the     first  through   fifth
      anniversaries of the date of the grant.

(12) Includes 15,000 shares subject to options granted on September 19,1996, with an exercise price of $7.70 per share. The options vest 20% on date of the grant and on each of the first through fourth anniversaries of the date of grant (see "Fiscal 1997 Option Repricing").

(13) Includes 7,500 shares subject to options granted on November
     17, 1995, with an exercise price of $13.56 per share. The options vest 20% on each of the first through fifth anniversaries of the date of the grant (see "Fiscal 1997 Option Repricing").

(14) Includes 15,000 shares subject to options granted on January
     23, 1995, with an exercise price of $13.96 per share. The options vest 20% on each of the first and second anniversaries of the date of the grant, respectively, and the remaining 60% of the options vest on the third anniversary of the date of the grant (see "Fiscal 1997 Option Repricing").

(15) Includes 50,000 shares subject to options granted on September 19, 1996, with an exercise price of $7.70 per share. The options vest 20% on date of the grant and on each of the first through fourth anniversaries of the date of the grant (see "Fiscal 1997 Option Repricing").

(16) Includes 25,000 shares subject to options granted on November 17, 1995, with an exercise price of $13.56 per share. The options vest 20% on each of the first through fifth anniversaries of the date of the grant (see "Fiscal 1997 Option Repricing").

(17) Includes 150,000 shares subject to options granted on May 2, 1994, with an exercise price of $13.25 per share. The options vest 20% on each of the first and second anniversaries of the date of the grant, respectively, and the remaining 60% of the options vest on the third anniversary of the date of the grant (see "Fiscal 1997 Option Repricing").

(18) Represents fiscal year compensation following January 25, 1996 for John Groom, March 18, 1996 for Henry M. Applegate, III, January 23, 1995 for Patrick Madamba, Jr. and May 2,
     1994 for Steven P. Perskie, the dates when each became an employee of the Company.

(19) Pursuant to Mr. Perskie's retirement agreement, Mr. Perskie received $48,000 in severance benefits in fiscal year 1997. An additional $8,000 was received pursuant to his consulting agreement. Under these agreements with the Company, Mr. Perskie receives monthly payments of $8,000 and $2,000 respectively through December, 1998.

No other annual compensation or long-term incentive plan payouts were paid during the fiscal year ending March 31, 1997.

Stock Option Grants

      The following table relates to options granted to the Named
Executives during the fiscal year ended March 31, 1997.

              Option/SAR Grants in Last Fiscal Year

                                                      Potential
                                                      Realizable Value
               Individual                             at Assumed
               Grants                                 Annual Rates of
                                                      Stock Price
                                                      Appreciation for
                                                      Option Terms
                         % of Total
                           Options    Exercise
               Options   Granted to   Price    Expiration
    Name        /SAR      Employees   Per      Date      5%      10%
               Granted    in Fiscal   Share
                            Year

Edward            -           -          -      -        -       -
Fishman

Howard         375,000      27.34     $7.70  10/1/99  $156,143  $617,340
Goldberg       225,000      16.41      8.47  9/19/01  $104,394  $630,803

Peter J.       50,000       3.65      $7.70  9/19/01  $ 61,699   $178,679
Aranow         100,000      7.29       7.70  9/19/01  $123,397   $357,357

John Groom     100,000 (1)  7.29      $7.00  9/19/02(1) $193,397 $427,357

Henry M.       50,000  (1)  3.65      $7.00  9/19/02(1) $ 96,699 $213,679
Applegate,III

Patrick        15,000       1.09      $7.70  9/19/01    $ 18,510 $ 53,604
Madamba, Jr.

David Fishman      -           -          -       -         -       -

Steven P.      50,000       3.65      $7.70  9/19/01    $ 61,699 $178,679
Perskie

(1) Options vest in 20% increments on each of the first through fifth anniversaries of September 19, 1996. These options expire on September 19, 2001, except for the final vested increment, which expires one year following vesting, on September 19, 2002.

Stock Option Exercises

      The following table relates to options exercised during the fiscal year ended March 31, 1997 and options outstanding at the year end.

               Aggregated Option Exercises in Last
          Fiscal Year and Fiscal Year End Option Value

        Shares               Number of               Value of Unexercised
        Acquired             Unexercised             In-the-Money
        on       Value       Options at              Options at March 31,
Name    Exercise Realized    March 31, 1997          1997(2)

                         Exercisable Unexercisable  Exercisable Unexercisable
Edward
Fishman  301,884 $1,500,000   150,000       -            -             -
Howard
Goldberg       -          -   476,250 180,000            -             -
Peter J.
Aranow         -          -   258,000 187,000            -             -
John Groom     -          -    20,000 180,000            -             -
Henry M.
Applegate, III -          -    10,000  90,000            -             -
Patrick
Madamba, Jr.   -          -     3,000  12,000            -             -
David Fishman
         301,884 $1,500,000   465,000       -            -             -
Steven P.     -           -    10,000  40,000            -             -
Perskie

(1)  See Note 2 to Summary Compensation Table.

(2) Based upon the aggregate sum of the positive difference between the Nasdaq National Market closing quotation for the Common Stock on March 31, 1997 and the exercise price for each option, no outstanding options have inherent value.

FISCAL 1997 OPTION REPRICING

     On September 19, 1996, the Compensation Committee of the Board of Directors authorized an option repricing and exchange program concerning certain outstanding stock options of key employees and executive officers who are critical to the Company's future success in order to provide a meaningful long-term incentive compensation opportunity in light of recent trading prices for the Common Stock. The repricing program was approved on September 19, 1996 at exercise prices equal to at least a ten percent (10%) premium above the then-prevailing price of Common Stock ($7.70 per share, based upon the September 19, 1996 closing quotation of $7.00 for Common Stock on the Nasdaq National Market). On such date, the Company also authorized new stock option grants for certain executive officers and key employees.

     Among the Named Executives, the Compensation Committee authorized Howard Goldberg to exchange stock options to purchase 375,000 shares of Common Stock at an exercise price of $11.83 per share for 375,000 stock options with an exercise price per share of $7.70 and stock options to purchase 600,000 shares of Common Stock at a weighted average exercise price of $15.25 per share for options to purchase 225,000 shares of Common Stock at $8.47 per share; Patrick Madamba, Jr. to exchange stock options to purchase 22,500 shares of Common Stock at a weighted average exercise price of $13.83 per share for options to purchase 15,000 shares of Common Stock at $7.70 per share; and Steven P. Perskie, former Executive Vice President, General Counsel to exchange options to purchase 175,000 shares of Common Stock at a weighted average exercise price of $13.30 per share for options to purchase 50,000 shares of Common Stock at an exercise price of $7.70 per share. Excluding Named Executives, the Company permitted key employees to exchange an aggregate of 270,400 stock options with exercise prices ranging from $11.17 to $19.75 per share for an aggregate of 177,300 stock options with an exercise price of $7.70 per share.

RETIREMENT, EMPLOYMENT, AND CHANGE OF CONTROL AGREEMENTS

     Edward Fishman and David Fishman Agreements. On September 9, 1996, the Company announced senior management changes and an expansion of its Board of Directors, and in connection therewith, Edward Fishman and David Fishman (the "Fishmans") retired from the Company and executed separate agreements which became effective on September 9, 1996 (the "Retirement Agreements").

     Each of the Retirement Agreements provide the Fishmans with severance benefits equal to the salary, bonus and fringe benefits, perquisites and retirement accruals which approximate the amounts the Fishmans were entitled to receive during the succeeding three years assuming employment continued with the Company and based upon such amounts and benefits paid to each of the Fishmans for the preceding three years. See Executive Compensation--Summary Compensation Table. The cash amounts associated therewith would be payable in four equal installments of $500,000, less tax withholding, as of September 17, 1996 and on each of the three succeeding anniversaries (the "Installment Payments"), subject to acceleration in certain events described below. The Fishmans each received the first Installment Payment of $500,000 in September, 1996. With regard to each of the Fishmans, the Company accelerated the vesting of outstanding options to purchase 90,000 shares of Company Common Stock at $11.50 per share, which options were scheduled to vest in full on April 14, 1997. The Company also agreed that Edward Fishman could exercise currently exercisable options through September 9, 1997, and that David Fishman could exercise currently exercisable options for a one-year period following the cessation of consulting services on March 11, 1997 pursuant to his Retirement Agreement. The Retirement Agreements also provide for continuation, at current cost levels, of long-term care insurance and medical insurance through age 65, with any increases in future premiums payable by each of the Fishmans.

     The Retirement Agreements provide that, subject to the consent of the Company, each of the Fishmans may request that all or any unpaid Installment Payment which was due or scheduled to become due in the future be paid currently in the form of shares of Common Stock if written notice of such election was delivered to the Company (which, when given, represented the ("Stock Election Date") and such election were not revoked prior to the close of business on the fourth trading day following the Stock Election Date (the "Stock Payment Date"). Any payment so authorized by the Company in the form of Common Stock (a "Stock Payment") would be based upon the following fair market valuation methodology: the number of shares issuable pursuant to a Stock Payment shall be determined based on the average reported high and low trading prices of the Common Stock for each of the five trading days beginning on the Stock Election Date and ending on the Stock Payment Date, less applicable tax withholding; and any Stock Payment which satisfied part of, but not all of, the total aggregate outstanding Installment Payment deemed to satisfy the Installment Payment amounts in their reverse order of due date. In March, 1997 the Fishmans each elected to receive 301,884 shares of Common Stock in lieu of their remaining Installment Payments of $1,500,000.

     The Fishmans have agreed to become subject to certain confidentiality, non-solicitation and non-competition agreements, as part of the Retirement Agreements, which prohibit: (i) the misuse of Company confidential information; (ii) the solicitation, hiring, or the encouragement of any solicitation or hiring of any managerial or high-level Company employee for one year following execution of the Retirement Agreements; and (iii) competition with the Company within certain geographic limits for one year following execution of the Retirement Agreements. Additionally, Edward Fishman has a verbal agreement to waive all directors fees.

      The Company has entered into employment agreements with three executives, Howard A. Goldberg, Peter J. Aranow and Patrick Madamba, Jr. ("Employment Agreements"). The Company has entered into change of control agreements with two executives, Henry M. Applegate, III and John Groom.

      Employment Agreements for Howard A. Goldberg and Peter J. Aranow. In 1996, the Company entered into new Employment Agreements with Howard A. Goldberg and Peter J. Aranow to replace their 1993 agreements. Mr. Goldberg's Employment Agreement extends to September 30, 1999, and Mr. Aranow's Employment Agreement extends to September 30, 1998. During the terms of the respective Employment Agreements, Mr. Goldberg will serve as Chief Executive Officer of the Company, and Mr. Aranow will serve as Executive Vice President-Finance and Treasurer of the Company. Mr. Goldberg's base compensation will be not less than $450,000 per year. Mr. Aranow's base compensation will be not less than $300,000 per year for the period through March 31, 1997 and $250,000 for the balance of the term of the Employment Agreement. The Board may grant discretionary bonuses and stock-based compensation. The executives, their spouses and dependents will be provided with welfare and retirement benefit coverages pursuant to the Employment Agreements.

      If the Company terminates an executive's employment without cause (as defined in the applicable Employment Agreement), for a reason other than death or disability, or in the event of constructive termination (as defined in the applicable Employment Agreement), the executive will be entitled to receive severance compensation upon his execution of a release of the Company as to all matters arising in connection with his employment and termination. If the Employment Agreement expires at the end of its present term or at the expiration of any renewal and the Company has not given six months prior notice of its intention not to renew, the executive will receive severance compensation upon execution of a release of the Company. The severance compensation payable upon expiration of Mr. Goldberg's Employment Agreement on September 30, 1999, or Mr. Aranow's Employment Agreement on September 30, 1998, will consist of continued base compensation for a period of six months less the number of months of non-renewal notice provided by the Company. The severance compensation payable in the other circumstances described above will consist of continued base compensation and performance bonuses for a period of 12 months following his termination of employment or, if longer, to the end of the term of the
Employment Agreement. The executive may elect to have the present value of the base compensation payments paid in a lump sum after his termination of employment. In addition, the executive will immediately vest in all stock options previously granted to him and may exercise the options for 12 months following his date of termination, but in no event beyond the expiration of the option term; provided, however, that such accelerated vesting and continued exercisability shall not apply to the Non-Qualified Stock Option and Stock Appreciation Right granted to Mr. Aranow on September 19, 1996. The executive will continue to participate in the Company's applicable employee benefit programs during the period for which he receives severance compensation (without regard to whether payments are made in a lump sum), unless the Company provides him with a payment equal to the cost of such coverage.

     If a change of control occurs and the Company terminates the executive's employment without cause (including constructive termination), or, in the case of Mr. Goldberg, if the executive terminates employment within 180 days following a change of control because there has been a change of circumstances with the Company that affects his position or responsibilities such that he is no longer able to discharge his duties and responsibilities effectively, the executive will be entitled to receive severance compensation. In addition, if a change of control occurs and the executive's employment is terminated without cause (including constructive termination) within six months before the change of control, the executive will be entitled to receive severance compensation. As severance compensation under this paragraph, the executive will receive a lump sum payment equal to the present value of the base compensation that would be due him for a period of 36 months following his termination of employment, based on his average annual base compensation for the 36-month period preceding his termination, and a lump sum payment equal to the present value of the aggregate performance bonuses that he received for the 36-month period preceding his termination (or, in the case of Mr. Goldberg, if greater, 150% of the largest performance bonus paid to him during the 36-month period). The executive will immediately vest in all stock options previously granted to him and may exercise the options for 12 months following his date of termination, but in no event beyond the expiration of the option term. The executive will continue to participate in the Company's applicable employee benefit programs during the period for which he receives severance compensation (without regard to whether payments are made in a lump sum), unless the Company provides him with a payment equal to the cost of such coverage.

     The benefits provided under the Employment Agreements in the event of a change of control are limited by the Internal Revenue Code parachute provisions. If and to the extent that the benefits to be provided under the Agreements are considered "excess parachute payments" under section 280G of the Internal Revenue Code, the benefits will be reduced to the maximum amount that may be paid under section 280G without resulting in the imposition of penalties on "excess parachute payments."

     For purposes of the Employment Agreements, the occurrence of any of the following events will be considered a change in control: (i) any person (except The Griffin Group, Inc., Company management as of the effective date of the Agreements, the
Company or any employee benefit plan of the Company), shall become the beneficial owner of 30% or more of the Company's voting stock; (ii) consummation by the Company of a merger or similar transaction with respect to which the persons who were the beneficial owners of the Company's voting stock immediately before the transaction do not, following the transaction, beneficially own more than 50% of the then outstanding shares of voting stock in substantially the same proportion as their ownership before the transaction; (iii) a complete liquidation or dissolution of the Company; (iv) a sale or other disposition of all or substantially all the assets of the Company other than to a corporation with respect to which, following such sale or disposition, more than 50% of the voting stock is owned beneficially by the persons who were the beneficial owners of the Company's voting stock immediately before such sale or disposition in substantially the same proportion as their ownership before the sale or disposition; (v) individuals who, as of the beginning of any 24-month period, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any individual who becomes a director after the beginning of such period and whose election or nomination was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office is in connection with an actual or threatened Board election contest; or (vi) a "change in control" (as defined in the form of indenture governing any indebtedness of the Company) shall have occurred.

     If the Company terminates the executive's employment because of the termination of his license to take part in the casino and gaming business in any state in which the Company conducts business, the executive will receive continued base compensation for six months after his termination (or 12 months if the loss of license was not the result of an activity that the executive knew or should have known would result in the loss of his license).

      If the executive dies, his base compensation will continue to be paid for three months following the month of his death. If the executive is disabled, he will be entitled to benefits payable under applicable plans of the Company. In the event of death or disability, the Company will also pay a proportionate portion of any performance bonus for the year in which his death or disability occurs or, if performance results are not available, the applicable portion of the performance bonus paid to the executive for the prior year.

      If the executive voluntarily terminates employment or the Company terminates his employment for cause, the executive will be prohibited from engaging in competition with the Company for one year following such termination. If the executive is terminated on any other basis resulting in payments under the Employment Agreement (without regard to whether the payments are made in a lump sum), the executive will be prohibited from engaging in competition with the Company for a period equal to the payment period.

      Employment Agreement for Patrick Madamba, Jr. In 1997, the Company entered into a new Employment Agreement with Patrick Madamba, Jr. to replace his 1995 agreement. Mr. Madamba's Employment Agreement extends to January 22, 1999. During the term of the Employment Agreement, Mr. Madamba will serve as Vice President and General Counsel of the Company. Mr. Madamba's base compensation will be not less than $150,000 per year for the period commencing January 23, 1997 through January 22, 1999. The Board may grant discretionary bonuses and stock-based compensation. The executive and his spouse and dependents will be provided with welfare and retirement benefit coverages pursuant to the Employment Agreement.

     If the Company terminates the executive's employment without cause (as defined in the Employment Agreement), for a reason other than death or disability, or in the event of constructive termination (as defined in the Employment Agreement), the executive will be entitled to receive severance compensation consisting of continued base compensation through the end of the term of the Employment Agreement, payable in a lump sum.

     If a change of control occurs and the Company terminates the executive's employment without cause (including constructive termination) within two years after the change of control or within six months before the change of control, the executive will be entitled to receive severance compensation. As severance compensation, the executive will receive a lump sum payment equal to the present value of the base compensation that would be due him for a period of 36 months following his termination of employment, based on his average annual base compensation for the 36-month period preceding his termination, and a lump sum payment equal to the present value of the aggregate performance bonuses that he received for the 36-month period preceding his termination. The executive will immediately vest in all stock options previously granted to him and may exercise the options for 12 months following his date of termination, but in no event beyond the expiration of the option term. The executive will continue to participate in the Company's applicable employee benefit programs during the period for which he receives severance compensation (without regard to whether payments are made in a lump sum), unless the Company provides him with a payment equal to the cost of such coverage. "Change of control" has the meaning described in the section above entitled "Employment Agreements for Howard A. Goldberg and Peter J. Aranow." The benefits provided under the Employment Agreement in the event of a change of control are limited by the Internal Revenue Code parachute provisions, as described in the section above entitled "Employment Agreements for Howard A. Goldberg and Peter J. Aranow."

      If the executive voluntarily terminates employment with the Company (unless he terminates employment after the expiration of the term of the Employment Agreement because of the Company's failure to renew the Agreement on at least as favorable terms as the current Agreement), or if the Company terminates the executive's employment for cause, the executive is prohibited from engaging in competition with the Company for one year following such termination.

      Change of Control Agreements. The Company has approved a form of change of control agreement ("Agreements") for two executives, Henry M. Applegate, III and John Groom, that will provide severance benefits in the event the executive's employment is terminated as a result of a change of control of the Company. If the Company terminates the executive's employment other than for cause (as defined in the Agreement) within two years after a change of control or within six months before a change in control, or if the executive terminates employment for good reason (as defined in the Agreement) within such period, the executive will be entitled to receive severance benefits. The severance benefits include a lump sum payment equal to the present value of the executive's base compensation that would be due to him for a period of 36 months following his termination of employment, based on the executive's average annual base compensation for the 36-month period preceding his termination, and a lump sum payment equal to the present value of the aggregate performance bonuses that the executive received for the 36-month period preceding his termination. In addition, the executive will continue to participate in the Company's applicable employee benefit programs during the period for which the executive receives severance benefits, unless the Company provides the executive with a payment equal to the cost of such coverage. The benefits under the Agreements are limited, however, by the Internal Revenue Code parachute provisions, as described in the section above entitled "Employment Agreements for Howard A. Goldberg and Peter J. Aranow."

     For purposes of the Agreements, the occurrence of any of the change of control events described above under "Employment Agreements for Howard A. Goldberg and Peter J. Aranow" will be considered a change of control, unless the Board determines otherwise before the event occurs. An event may be considered a change of control for purposes of other plans or agreements of the Company without being considered a change of control for purposes of these Agreements.

     Upon execution, each form of Agreement will continue through December 31, 1998; provided that if a change of control occurs during the term of the Agreement, the Agreement will automatically continue in effect for 24 months after the month in which the change of control occurs.

COMPENSATION OF DIRECTORS

       Effective October 1, 1996, the Company amended its compensation package for directors who were not also full-time employees of the Company ("Non-employee Directors") and established a reduced annual compensation rate of $25,000 (versus $40,000), payable in quarterly installments (the "Annual Fee"); established a policy whereby Committee Chairs received a fee of $5,000 (the "Committee Chair Fee"); awarded a fair market value stock option grant for 22,500 shares on the date of the grant (October 1, 1996) to the Non-employee Directors (Messrs. Cohen, Gallagher, Geller, Masson, Seidler and Webb) reduced the size of stock option awards (the "Annual Grant") from 22,500 to 5,000 options; and reset the award date for Annual Grants to the date of election of directors at the Annual Meeting of Stockholders commencing with the 1997 Annual Meeting of Stockholders. The Company also established in its stock-based compensation program for Non-employee Directors an initial grant of 22,500 stock options exercisable at a price equal to the fair market value per share of Common Stock on the date of grant for each director who joined the Board. Fifty (50%) of the October 1, 1996, option grant will vest as of the date of the grant, with the balance vesting upon the first re-election to the Board after completion of the first full year of service as a Director. Future Annual Grants will be immediately exercisable as of the date of the grant. In addition, directors are paid an attendance fee of $1,000 for actual attendance at Board or Committee meetings and $250 for attendance by telephone at any such meetings. Fees for Committee meetings are limited to one fee per day, in addition to any fee for attendance at a Board meeting on that day. The Company reimburses the directors for reasonable expenses incurred in attending Board of Committee meetings.

Item  12.    Security Ownership of Certain Beneficial Owners  and
Management

     The following table sets forth, as of the close of business on July 10, 1997, certain information with respect to the beneficial ownership of Common Stock: (i) by each director and executive officer of the Company; (ii) by all executive officers and directors, as a group; and (iii) by each stockholder who was known to the Company to be the beneficial owner, as defined in Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act"), of more than 5% of the Common Stock. As noted below, certain ownership information is presented as of December 31, 1996, the last date for reporting significant ownership positions by certain institutions under Securities and Exchange Commission ("SEC") rules. Each of the persons listed below has sole voting and investment power with respect to such shares, unless otherwise indicated.

                                  NUMBER OF SHARES
                                   BENEFICIALLY  PERCENT OF CLASS
NAME  OF  BENEFICIAL  OWNER(1)           OWNED       BENEFICIALLY
OWNED

The Griffin Group, Inc.          4,267,350(2)          13.10%
Edward Fishman.                  1,701,843(3)           5.20%
Thomas Gallagher                 1,084,800(4)           3.32%
Howard Goldberg                           (5)           2.53%
Peter J. Aranow                    300,000(6)               *
Lawrence Cohen.                    232,350(7)               *
Marshall S. Geller.                218,377(8)               *
Lee Seidler                        179,000(9)               *
John Groom.                        161,500(10)              *
Charles M. Masson                   11,250(11)              *
Earl E. Webb.                       11,250(12)              *
Henry M. Applegate, III             10,000(13)              *
Patrick Madamba, Jr.                 3,000(14)              *
All directors and executive
officers as a group (12 persons) 4,748,750(15)         13.98%
Legg Mason, Inc..........        2,521,500(16)          7.74%
Neuberger & Berman, LLC          1,631,300(17)          5.01%

* Less than 1%.

(1) The address of The Griffin Group, Inc. ("Griffin Group") is 780 Third Avenue, Suite 1801, New York, New York 10017. The address for Thomas Gallagher is c/o Hilton Hotels Corporation, The Beverly Hilton Hotel, 9876 Wilshire Boulevard, Beverly Hills, California. The address for Lawrence Cohen is c/o The Griffin Group, Inc., 780 Third Avenue, Suite 1801, New York, New York 10017. The address for Edward Fishman, Howard Goldberg, John Groom, Peter Aranow, Henry M. Applegate, III and Patrick Madamba, Jr., is c/o Players International, Inc., 1300 Atlantic Avenue, Suite 800, Atlantic City, New Jersey 08401. The address for Marshall Geller is c/o Geller & Friend Capital Partners, Inc., 1875 Century Park East, #2300, Los Angeles, California 90067. The address for Lee Seidler is c/o Bear Stearns & Co. Inc., 12th Floor - Research, 245 Park Avenue, New York, New York 10167. All of the individuals named in the table, except John Groom, Peter J. Aranow, Henry M. Applegate, III and Patrick Madamba, Jr. are directors of the Company as of July 10, 1997. The address for Legg Mason is 111 South Calvert Street, Baltimore, Maryland 21202. The address for Neuberger & Berman, LLC is 605 Third Avenue, New York, New York 10158-3698.

(2)  Based  upon  information contained in  Amendment  No.  3  to
     Schedule 13D, dated January 31, 1997, as filed with the SEC. The holdings do not include the holdings of Lawrence Cohen, President and Chief Executive Officer of The Griffin Group.

(3) Includes 150,000 shares that are subject to options that are exercisable within 60 days of July 10, 1997 ("currently exercisable") and 60,000 shares held in trust in the name of Edward Fishman's children.

(4) Includes 135,000 shares that are subject to currently exercisable options.

(5)   Includes 36,717 shares held in trust and in the name of Mr.
      Goldberg's family members and 476,250 shares that are subject to currently exercisable options.

(6) Includes 285,000 shares that are subject to currently exercisable options.

(7) Includes 11,250 shares that are subject to currently exercisable options.

(8) Includes 152,877 shares that are subject to currently exercisable options.

(9) Includes 135,000 shares that are subject to currently exercisable options.

(10) Includes 20,000 shares that are subject to currently exercisable options and 10,000 shares held in trust for Mr. Groom's children.

(11) Includes 11,250 shares that are subject to currently exercisable options.

(12) Includes 11,250 shares that are subject to currently exercisable options.

(13) Includes 10,000 shares that are subject to currently exercisable options.

(14) Includes 3,000 shares that are subject to currently exercisable options.

(15) Includes 1,400,877 shares that are subject to currently exercisable options.

(16)  Reflects  holdings  as of December  31,  1996  reported  in
      Schedule 13G filed with the SEC. The beneficial  owner's  address
      is 111 South Calvert Street, Baltimore,  Maryland   21202.
      Of the shares listed, 2,400,000 shares are held by Legg Mason Special Investment Trust, Inc., with Legg Mason Fund Advisor, Inc. having power to dispose
      thereof.   The  remaining shares are held by various  clients  of
      Legg Mason Managed Investment Portfolio and Legg Mason Capital Management, Inc., which have power to dispose thereof.

(17) Reflects holdings as of December 31, 1996 reported in Amendment No. 1 to Schedule 13G filed with the SEC. The beneficial owner's address is 605 Third Avenue, New York, New York 10158-3698. Includes 49,000 shares subject to sole voting power, 1,545,000 shares subject to shares voting power and 1,631,000 shares subject to sole dispositive power.

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

CERTAIN TRANSACTIONS

     During the year ended March 31, 1997, the Company purchased approximately $312,000 in merchandise from Marketing Innovations International, Inc. ("MII"). Edward and David Fishman, along with their brother, Stanley Fishman (who resigned as a director of the Company effective March 31, 1994), own a majority of the common stock of MII. In the opinion of the Company, the merchandise purchased from MII, was acquired in arms-length transactions at prices comparable to that which could have been obtained from unaffiliated vendors for comparable merchandise.