Form 10-Q
period 1997-06-30
PLAYERS INTERNATIONAL INC /NV/
filed 1997-08-14
CIK 796912

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                          _____________

                            FORM 10-Q

 (Mark One)

     [  X   ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

                               or

     [      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF SECURITIES EXCHANGE ACT OF 1943


       For   the   transition   period   from   ____________   to ___________

             Commission file number         0-14897


                    Players International, Inc.


               Nevada                      95-4175832
(State or other jurisdiction of    (I.R.S. employer identification no.)
incorporation or organization)

1300 Atlantic Ave., Suite 800, Atlanti City, NJ         08401
(Address of principal executive offices)              (Zip code)


Registrant's telephone number, including area code  (609) 449-7777


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


              APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the registrant's classes of common stock was 31,891,248 shares at August 14, 1997.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES

                              INDEX



PART I - FINANCIAL INFORMATION                                     PAGE

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets at June 30, 1997 and
     March 31, 1997                                                   1

     Condensed Consolidated Statements of Operations for the
     Three Months Ended June 30, 1997 and 1996                        3

     Condensed  Consolidated Statements of  Cash  Flows  for  the
     Three Months Ended June 30, 1997 and 1996                        4

     Notes to Condensed Consolidated Financial Statements             5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          7


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                          10

Item 6.   Exhibits and Reports on Form 8-K                           12

     Signatures                                                      13

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
            (dollars in thousands, except par value)

                             ASSETS


                                        June 30,  March 31,
                                          1997      1997
CURRENT ASSETS:
Cash and cash equivalents                $18,863    $20,567
Accounts  receivable, net of
allowance for doubtful accounts of
$1,267 at June 30, 1997 and
$1,028 at March 31, 1997                   3,070      3,123
Accounts  receivable, sale of Mesquite     7,205          _
    Notes receivable                       1,500         19
    Inventories                            1,408      1,955
    Deferred income tax                    1,881      1,881
    Income taxes refundable               24,201     27,534
    Prepaid expenses and other current
    assets                                 2,324      3,997
    Assets held for sale                       -      8,500
           Total current assets           60,452     67,576

PROPERTY AND EQUIPMENT, net of
accumulated depreciation and
amortization of $31,163 at
June 30, 1997 and $27,336
at March 31, 1997                        220,002    210,442

DEFERRED INCOME TAX - long-term            4,654      4,654

INTANGIBLES, net of accumulated
amortization of $2,768
at June 30, 1997 and $2,541 at
March 31, 1997                            36,026     36,271

INVESTMENT IN JOINT VENTURE              101,231     95,401

OTHER ASSETS                               6,439      6,945

           TOTAL ASSETS                 $428,804  $ 421,289


The accompanying notes are an integral part of these condensed consolidated statements.


         PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
            (dollars in thousands, except par value)

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                         June 30,  March 31,
                                           1997      1997

CURRENT LIABILITIES:
    Current portion of long-term debt      $55,083   $8,500
    Accounts payable                         7,670    6,466
    Accrued liabilities                     28,953   33,969
    Other liabilities                        3,097    2,921

           Total current liabilities        94,803   51,856

OTHER LONG-TERM LIABILITIES                 25,979   26,052

LONG-TERM DEBT, net of current portion     151,848  187,500

STOCKHOLDERS' EQUITY:
Preferred  stock,  no  par  value,
Authorized--10,000,000 shares
      Issued and outstanding-none                -        -
Common  stock,  $.005  par  value,
Authorized--90,000,000 shares
      Issued-32,563,348  at  June  30,
      1997 and March 31, 1997                  163      163
   Additional paid-in capital              132,256  132,256
    Treasury  stock, at  cost;  672,100
    shares at June 30, 1997
    and March 31, 1997                     (7,294)  (7,294)
   Retained earnings                        31,049   30,756

  Total Stockholders' Equity               156,174  155,881

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                   $ 428,804 $421,289


          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars in thousands, except per share data)

                                           For the Three Months
                                               Ended June 30,

                                              1997        1996
REVENUES:
  Casino                                  $ 75,787      72,252
   Food and beverage                         4,186       3,705
   Hotel                                     1,795       1,811
   Other                                     2,414       1,843

                                            84,182      79,611

COSTS AND EXPENSES:
   Casino                                   36,488      31,455
   Food and beverage                         4,077       3,745
   Hotel                                       671         827
   Other gaming related expenses            11,455      14,029
   Selling, general and administrative      15,229       9,564
   Corporate and other non-operating         1,590       2,372
   expenses
   Equity in loss of joint venture           3,323       -
   Pre-opening and gaming development costs  1,411       -
   Depreciation and amortization             4,604       4,636

                                            77,437      68,039

 Income before other income (expense)
 and provision for income taxes              6,745      11,572

OTHER INCOME (EXPENSE):
   Interest income                              12         113
   Other income, net                          (19)        (15)
   Interest expense                        (6,254)     (3,864)


                                           (6,261)     (3,766)

Income before provision for income taxes       484       7,806


PROVISION FOR INCOME TAXES                     191       3,044

NET INCOME                               $     293      $4,762

EARNINGS PER COMMON AND
COMMON SHARE EQUIVALENT
       Primary and fully diluted          $    .01      $ 0.15

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
       Primary and fully diluted        31,912,950  31,217,804

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)
                                            For the Three Months
                                              Ended June 30,

                                             1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                  293    4,762
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization          4,604    4,636
       Joint  venture  depreciation and
       amortization                           1,308        -
       Loss on disposition of property and
       equipment                                 24        -
       Other                                    638      189
    Changes in assets and liabilities:
        Accounts and notes receivable       (9,379)       62
        Inventories, prepaid expenses and
        other current assets                  1,830    1,878
        Income taxes refundable               3,333    3,356
        Other assets                          (829)      334
        Accounts payable and accrued
        liabilities                         (2,803)  (7,732)
        Other liabilities                     (201)    (263)
          Net cash provided by (used in)
          operating activities              (1,182)    7,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of property and equipment    (13,498) (13,314)
Proceeds from disposal of property and
equipment                                     8,557        -
Proceeds from sale of marketable
securities                                        -    1,467
Investment in joint venture                 (6,390) (20,000)
Net cash used in investing activities      (11,331) (31,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt     22,317   26,500
    Repayments of long-term debt           (11,386)        -
    Debt issuance cost                        (122)      (3)
    Other                                         -     (48)
    Net  cash  provided  by  financing
    activities                               10,809   26,449

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                 (1,704)    1,824

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                       20,567   18,786
CASH AND CASH EQUIVALENTS AT END OF PERIOD   18,863   20,610

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                            10,396    8,855
    Income taxes paid                             2        4
    Unrealized loss on marketable securities,
    net of tax                                    -       23


          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended March 31, 1997. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made.

      The  results of operations for the three month period ended
June 30, 1997, are not necessarily indicative of the operating results for the full year.

      Certain  reclassifications have been made to the  financial
statements   as  previously  presented  to  conform  to   current
classifications.


Note 2 - Casino Revenues and Promotional Allowances

      Casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary food and beverage, hotel accommodations and other items furnished to customers, which totaled approximately $6,674,000 and $6,900,000 for the three months ended June 30, 1997 and 1996.

      The estimated cost of providing such complimentary services
are   included  in  casino  costs  and  expenses  through  inter-
department allocations from the department granting the services as follows (dollars in thousands):

                                    For the Three Months
                                       Ended June 30,
                                      1997         1996
Food and beverage                  $ 4,860     $  5,726
Hotel                                  222          274
Admissions and other                   243          294

                                   $ 5,325     $  6,294

Note 3 - Primary and Fully Diluted Shares

      Per share amounts have been computed based on the weighted average number of outstanding shares and common stock equivalents, if dilutive, during each period. A summary of the number of shares used in computing primary and fully diluted earnings per share follows:

                                      For the Three Months
                                        Ended June 30
                                         1997        1996
Weighted average number of
  shares outstanding               31,891,248  29,494,862
Dilutive effect of options
  and warrants                         21,702   1,722,942
Shares used in computing
  primary and fully diluted
  earnings per share               31,912,950  31,217,804


Note 4 - Long-Term Debt

Long term debt at June 30, 1997 consisted of the following
(dollars in thousands):

Senior Notes, interest at 10-7/8% payable
   semi-annually on April 15
   and October 15, due 2005                                        $150,000
Note payable under a revised reducing
   revolving credit agreement (the "Revised Credit Facility")        53,000
Note payable, secured by slot machines, interest at 12%
   due June 23, 1999                                                  3,931
                                                                    206,931
Less current portion                                               (55,083)
                                                                   $151,848

      According to the terms of the Revised Credit Facility, amounts available under the credit line were reduced to $60,000,000 as of June 30, 1997. As of August 14, 1997, the
amount outstanding was $47,000,000. The Company has commenced discussions with lenders to refinance the remaining amounts outstanding under the Revised Credit Facility.

Note 5 - Sale of Mesquite

     On June 30, 1997 the second closing of the Mesquite casino resort was consummated. As a result of this closing, the Company received a two-year promissory note for $1,500,000 and on July 1, 1997, deposited funds in the amount of $7,000,000 plus settlement costs. For the quarter ended June 30, 1997, revenues for Mesquite were $8,700,000 and operating losses were $690,000.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Comparison of Operating Results for the Three-Month Periods ended
June 30, 1997 and 1996

     The Company owns and operates riverboat gaming and entertainment facilities. These include one riverboat casino in Metropolis, Illinois (the "Metropolis Facility"), two riverboat casinos in Lake Charles, Louisiana (the "Lake Charles Facility") and two contiguous, permanently moored, dockside riverboat casinos in Maryland Heights, Missouri. The Company operated a land-based casino resort in Mesquite, Nevada, until June 30, 1997. The Company also owns and operates a thoroughbred racetrack in Paducah, Kentucky. The Company's fiscal year ends on March 31. References to the first quarter of 1998 or 1997, mean the three month periods ended June 30, 1997 and June 30, 1996, respectively.

Results of Operations

Financial Highlights
Three months ended June 30                             % Increase
                                   1997       1996     (Decrease)
(Dollars in thousands,
except per share amounts)

Casino revenues
 Metropolis                     $18,725    $19,152          (2.2)
 Lake Charles                    37,337     47,348         (21.1)
 Maryland Heights                15,287          -
 Mesquite                         4,438      5,752         (22.8)
                                $75,787    $72,252           4.9

Total revenues
 Metropolis                     $19,504    $19,924          (2.1)
 Lake Charles                    39,178     49,827         (21.4)
 Maryland Heights                16,582          -
 Mesquite                         8,700      9,540          (8.8)
 Other                              218        320         (31.9)
                                $84,182    $79,611           5.7

Operating income
 Metropolis                      $4,717    $ 5,735         (17.8)
 Lake Charles                     6,854     11,430         (40.0)
 Maryland Heights                (1,683)         -
 Mesquite                          (690)    (1,348)         48.8
 Corporate, development and
  pre-opening expenses           (2,452)    (4,245)         42.2
                                 $6,746    $11,572         (41.7)

Depreciation and amortization    $4,604     $4,636          (0.7)
Interest expense                 $6,254     $3,864          61.9
Net income                         $293     $4,762         (93.8)
Net income per share              $0.01      $0.15         (93.3)

Operating margin (operating income/total revenues)
 Metropolis                       24.2%      28.8%       (4.6)pts
 Lake Charles                     17.5%      22.9%       (5.4)pts
 Maryland Heights               (10.1%)         -           -
 Mesquite                        (7.9%)    (14.1%)         6.2pts
 Company-wide                      8.0%      14.5%       (6.5)pts


     The 4.9% and 5.7% net increases in casino and total revenues, respectively, in the first quarter of 1998 as compared to the first quarter of 1997, resulted from the opening, on March 11, 1997, of the Company's Maryland Heights facility. Revenues from this new facility more than offset year to year decreases in revenues at the Company's Lake Charles and Mesquite facilities. In Lake Charles, a competitor commenced operation of an additional riverboat in July 1996, decreasing the Company's share of casino capacity in the immediate vicinity from approximately 67% in the first quarter of 1997 to approximately 50% in the first quarter of 1998. As a result of the additional competitive capacity, casino revenues and total revenues at the Lake Charles facility declined by 21% in the first quarter of 1998 as compared to the prior year first quarter. In Mesquite, the sale of the facility was finalized on June 30, 1997. Due to staff attrition and the cessation of any significant casino marketing activities during the current quarter pending the completion of the sale of the facility, casino revenues declined by approximately 23% as compared to the prior year first quarter. This decrease was partially offset by an increase in non-casino revenues resulting from the opening of an 18-hole championship golf course in October 1996. As a result, total revenues at the Mesquite facility during the first quarter of 1998 decreased by approximately 9% from the first quarter of 1997.

     The Company's operating income decreased approximately 42% during the first quarter of 1998 as compared to the first quarter of 1997. This decrease was due to declines of 18% at the Metropolis facility and 40% at the Lake Charles facility from the prior year first quarter and a $1.7 million operating loss at the Maryland Heights facility in its first full quarter of operations. Results at the Metropolis facility were negatively impacted by a lower than average table game hold percentage coupled with increased marketing and promotional spending to offset increased competition. The decrease at the Lake Charles facility resulted from the year to year decline in casino revenue. Results at Maryland Heights reflect a lower than anticipated volume of business due to less than anticipated market growth and the Company's one-half share of the operating loss of the joint venture which operates the hotel, dining, entertainment and parking facilities contiguous to the Company's casinos.

     The operating loss at the Mesquite facility decreased by approximately 49%, primarily because no depreciation expense was recorded in the first quarter of 1998. The Company operated the facility under a sale-leaseback agreement during the first quarter of 1998, but the bulk of Mesquite's depreciable property was sold in March, 1997. The remaining assets were classified as held for sale until June 30, 1997 when the sale was finalized.

     Corporate, development and pre-opening expenses decreased by 42% as a result of the opening of Maryland Heights on March 11, 1997, the cessation of any significant development activities and the downsizing of corporate staff during the second half of fiscal 1997.

Other Factors Affecting Net Income

     Interest expense increased by 62% in the first quarter of 1998 as compared to the first quarter of 1997, due to additional borrowings to complete the Maryland Heights facility, an increase in the Company's average borrowing rate and a $1.1 million decrease in the amount of capitalized interest. The interest rate increase resulted from amendments to the Company's bank credit agreement (the "Credit Agreement") in December 1996.

Capital Resources, Capital Spending and Liquidity

     During the three months ended June 30, 1997, cash generated by operations, excluding receivables relating to the sale of remaining Mesquite facility assets, net bank borrowings and equipment financing were the sources of funds for investments in the Maryland Heights joint venture, the acquisition of gaming equipment for the Maryland Heights facility and maintenance capital expenditures at the Company's other facilities. Cash flow from operating activities, excluding the aforementioned receivables, approximated $7 million in the first quarter of both 1998 and 1997. As of May 15, 1997, the Company had fully funded its contractual capital obligations with respect to the Maryland Heights joint venture.

     Total credit available under the Company's Credit Agreement was $60 million as of June 30, 1997. This availability decreases by $7.5 million each quarter through March 1998, and the Credit Agreement expires on June 30, 1998. The Company has commenced discussions to replace the current Credit Agreement with a new bank line with a longer maturity.

     In July 1997, the Company received approximately $7 million in cash from the completion of the sale of the Mesquite facility and $23.8 million from a Federal income tax refund for the year ended March 31, 1997.

     The Company believes that expected cash flow from operations will be sufficient to meet working capital requirements for current operations and debt service not otherwise refinanced through June 30, 1998.

Forward Looking Information

     Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as
amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the effects of competition, plans for projects currently under development, plans for future expansion and property enhancements, business development activities, capital expenditure programs and requirements, financing sources and the effects of regulation (including gaming licensure and regulation, state and local regulation and tax regulation). Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These uncertainties and risks include, but are not limited to, those relating to conducting operations in an increasingly competitive environment, conducting operations at a newly or recently developed site or in a jurisdiction for which gaming has recently been permitted, changes in gaming, state and local laws and regulations, development and construction activities, leverage and debt service requirements (including sensitivity to fluctuation in interest rates), general economic conditions, changes in federal or state tax laws, action taken under applications for licenses (including renewals ) and approvals under applicable laws and regulations (including gaming laws and regulations) and the legalization of gaming in certain jurisdictions.

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

      On or about October 27, 1995 the Company was served with a purported class action captioned Schreier, et al. v. Players International, et al. In the United States District Court for the District of Nevada which is essentially identical to the Poulos and Ahern litigation, except for certain variations in the definition of the purported class. The matter has also been consolidated with the Poulos and Ahern litigation.

     On April 17, 1996, the Court dismissed plaintiffs' Complaint without prejudice for failure to plead their claims with specificity and dismissed defendants' remaining substantive motions as moot. The Court permitted plaintiffs to file and
Amended Complaint. The matter is currently in the discovery stage, after which substantive motions for dismissal will be filed by the defendants. The Company believes that the plaintiffs claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

J.A. Miller, et al. V. Showboat Star Partnership, et al.

      Showboat Star Partnership, a subsidiary of the Company, was served with a petition captioned J.A. Miller, et al. v. Showboat Star Partnership, et al. on or about February 27, 1997, Docket No. 10-14544, in the 38th Judicial District Court, Parish of Cameron, State of Louisiana. The plaintiffs, a group of oyster fishermen, allege in the petition that on or about February 2, 1997, the Star Riverboat discharged raw sewerage and other hazardous and toxic substances from the bilge of the vessel in to Lake Charles. Plaintiffs further allege that since 1994 the Star Riverboat and the Players Lake Charles Riverboat have discharged raw sewage and other hazardous and toxic substances into Lake Charles which is part of the Calcasieu Estuary. Plaintiffs claim that alleged acts of the Company have resulted in great damage to natural oyster beds forty-three (43) miles down river in Cameron Parish, resulting in oysters situated thereon to become dangerous and unfit for human consumption and or/preventing the oyster fishermen from harvesting said oysters. The oyster fishermen are claiming both compensatory and punitive damages. The matter is in the early stages of litigation. The Company has filed several motions in response to the petition including motions to dismiss the action. The Company has also requested certain discovery in connection with the motions. The Company intends to vigorously defend this action.

W. Todd Akin, et al. v. Missouri Gaming Commission

      The matter of W. Todd Akin et al. v. Missouri Gaming Commission was filed in the Circuit Court of Cole County in the fall of 1996. While none of the Missouri licensees or applicants was named in the suit, Players MH, L.P., a subsidiary of the Company and Harrah's Maryland Heights Corporation, both 50% partners in the Riverside Joint Venture, and the Missouri Riverboat Gaming Association, together with the City of Maryland Heights, have intervened in order to protect their respective interests. The suit seeks a judicial declaration that the Missouri Riverboat Gaming Act is unconstitutional because it permits facilities (such as the Company/Harrah's facility in Maryland Heights) to be located upon artificial basins fed by the Missouri River. The statute was found constitutional and the suit was dismissed in its entirety on the merits by the trial court in December, 1996. That dismissal was appealed directly to the Missouri Supreme Court by the Plaintiffs in January, 1997. Briefs have been filed. A date for oral argument has not yet been set before the Supreme Court.

Item 6.        Exhibits and Reports on Form 8-K

Exhibits Filed with this Form 10-Q

     Exhibit No.    Exhibit Description
        27.0  Financial Data Schedule

Reports on Form 8-K Filed During Quarter

     None.

                           SIGNATURES

      Pursuant to the requirements of the Securities and Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.



                           PLAYERS INTERNATIONAL, INC.


Date:  August 14, 1997     By: /s/  Henry  M. Applegate, III
                           Henry  M.  Applegate, III,  Senior Vice President,
                           Chief Financial Officer and Chief Accounting Officer