Form 10-Q
period 1997-09-30
PLAYERS INTERNATIONAL INC /NV/
filed 1997-11-14
CIK 796912

26




               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                          _____________

                            FORM 10-Q


(Mark One)

[  X  ]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
          SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30,1997

                               or

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
          SECURITIES EXCHANGE ACT OF 1943

          For the transition period from _______________________ to ____________________

             Commission file number         0-14897


                               Players International, Inc.

        Nevada                                    95-4175832
(State or other  jurisdiction of incorporation  or  organization)
          (I.R.S. employer identification no.)

   1300 Atlantic   Ave., Suite 800, Atlantic City, NJ 08401
(Address of principal executive offices)           (Zip code)

Registrant's telephone number,including area code   (609) 449-7777


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


              APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the registrant's classes of common stock was 31,913,748 shares at November 13, 1997.



          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES

                              INDEX


PART          I          -  FINANCIAL INFORMATION         PAGE

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets at September 30,  1997
     and March 31, 1997                                         1

     Condensed  Consolidated Statements  of  Operations  for  the
     Three and Six Months Ended September 30, 1997 and 1996     3

     Condensed Consolidated Statements of Cash Flows for the Six
     Months Ended September 30, 1997 and 1996                   4

     Notes to Condensed Consolidated Financial Statements       5

Item 2.Management's  Discussion  and  Analysis  of   Results   of
     Operations and Financial Condition                         8


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                            14

Item 4. Submission of Matters to a Vote of Security Holders    16

Item 6.           Exhibits and Reports on Form 8-K             16

                 Signature                                     17


PART I - FINANCIAL INFORMATION

Item 1.                              Financial Statements

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)

                             ASSETS


                                              September 30,     March 31,
                                                   1997           1997
                                              (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                   $   25,930  $    20,567
    Accounts receivable, net of allowance
for doubtful accounts of$1,163 at
September 30, 1997 and $1,028 at March               2,179        3,123
31, 1997
    Notes receivable                                 1,500           19
    Inventories                                      1,558        1,955
    Deferred income tax                              1,881        1,881
    Income taxes refundable                              -       27,534
     Prepaid  expenses and other  current            2,748        3,997
assets
    Assets held for sale                                 -        8,500
           Total current assets                     35,796       67,576

PROPERTY    AND   EQUIPMENT,    net    of
accumulated depreciation and amortization
of  $35,711  at September  30,  1997  and          218,508      210,442
$27,336 at March 31, 1997

DEFERRED INCOME TAX - long-term                      4,654        4,654

INTANGIBLES,    net    of     accumulated
amortization  of $3,083 at September  30,
1997 and $2,541 at March 31, 1997                   35,792       36,271

INVESTMENT IN JOINT VENTURE                         99,888       95,401

OTHER ASSETS                                         5,991        6,945

           TOTAL ASSETS                          $ 400,629    $ 421,289


          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
            (dollars in thousands, except par value)

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                        September 30, 1997    March 31,
                                             (Unaudited)         1997
CURRENT LIABILITIES:
     Current  portion of long-term          $    27,891  $      8,500
debt
    Accounts payable                              4,002         6,466
    Accrued liabilities                          28,725        33,969
    Other liabilities                             4,186
                                                                2,921

    Total current liabilities                    64,804        51,856

OTHER LONG-TERM LIABILITIES                      25,937        26,052

LONG-TERM  DEBT,  net  of  current              151,574       187,500
portion

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value,
Authorized- 10,000,000 shares,
      Issued- none                                    -             -
    Common stock, $.005 par value,
Authorized- 90,000,000 shares,
         Issued-   32,585,848   at
September  30, 1997 and 32,563,348                  163           163
at March 31, 1997
   Additional paid-in capital                   132,276       132,256
     Treasury  stock,   at   cost;
672,100  shares at  September  30,
1997 and March 31, 1997                         (7,294)       (7,294)
   Retained earnings                             33,169        30,756

   Total stockholders'equity                    158,314       155,881

       TOTAL    LIABILITIES    AND
STOCKHOLDERS' EQUITY                          $ 400,629     $ 421,289

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars in thousands, except per share data)
                           (Unaudited)

                                       For the Three Months        For the Six Months
                                       Ended September 30,          Ended September 30,
                                       1997          1996         1997            1996
REVENUES:
 Casino                          $   78,379     $   67,260    $  154,166      $ 139,512
 Food and beverage                    2,773          3,704         6,959         7,409
 Hotel                                  228          1,768         2,023         3,579
 Other                                1,180          1,676         3,594         3,519
                                     82,560         74,408       166,742       154,019

COSTS AND EXPENSES:
 Casino                               35,403         30,227        71,891       61,682
 Food and beverage                     2,229          3,708         6,306        7,453
 Hotel                                   165            802           836        1,629
 Other operating expenses             10,547          9,338        22,002       18,903
 Selling, general and
administrative                        14,671         14,693        29,900       28,721
 Corporate administrative
expenses                               1,704          2,690         3,294        5,062
 Equity in loss of joint               3,110              -         6,433            -
venture
 Pre-opening and gaming
development costs                          -          1,884             -         3,295
 Depreciation and amortization         5,331          4,746         9,935         9,382
 Restructuring charge                      -          9,007             -         9,007
                                      73,160         77,095       150,597       145,134

 Income (loss) before other
income (expense) and provision
(benefit) for income taxes             9,400        (2,687)        16,145         8,885

OTHER INCOME (EXPENSE):
 Interest income                         225             55           237           168
 Other income, net                         1             81          (18)            66
 Interest expense                    (6,139)        (3,749)      (12,393)       (7,613)
                                     (5,913)        (3,613)      (12,174)       (7,379)
 Income (loss) before provision
(benefit) for
   income taxes                        3,487        (6,300)         3,971         1,506

PROVISION (BENEFIT) FOR INCOME
   TAXES                               1,367        (2,457)         1,558           587

NET INCOME (LOSS)                   $  2,120    ($   3,843)      $  2,413    $      919

EARNINGS (LOSS) PER COMMON AND
    COMMON SHARE EQUIVALENT
       Primary                     $    0.07     $   (0.13)     $    0.08    $     0.03
       Fully Diluted               $    0.07     $   (0.13)     $    0.08    $     0.03

WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES
       Primary                    31,911,763     29,494,862    31,912,357    31,090,936
       Fully Diluted              31,916,097     29,494,862    31,914,524    31,106,399


                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)
                                                           For the Six Months
                                                           Ended September 30,
                                                          1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
    [S]                                           [C]           [C]
   Net income                                      $    2,413    $       919
     Adjustments to reconcile net income to  net
cash provided by operating activities:
       Depreciation and amortization                     9,935          9,382
          Joint    venture   depreciation    and         2,610              -
amortization
        Loss  on  disposition  of  property  and            91              -
equipment
       Other                                               258            240
    Changes in assets and liabilities:
        Accounts and notes receivable                    (754)          3,266
         Inventories, prepaid expenses and other
current assets                                           1,646          (867)
        Income taxes refundable                         28,808              -
        Other assets                                       137            580
        Accounts payable and accrued liabilities       (9,689)        (8,200)
        Other liabilities                                1,150          8,469

    Net cash provided by operating activities           36,605         13,789

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net purchases of property and equipment           (12,916)       (21,174)
     Proceeds  from  disposal  of  property  and         8,789              -
equipment
    Proceeds from sale of marketable securities              -          4,401
    Investment in joint venture                        (6,390)       (20,000)

    Net cash used in investing activities             (10,517)       (36,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt            19,000         21,000
    Repayments of long-term debt                      (39,439)              -
    Debt issuance cost                                   (266)            (8)
    Other
                                                          (20)           (48)

     Net  cash  provided by (used in)  financing
activities                                            (20,725)         20,944

NET   INCREASE  (DECREASE)  IN  CASH  AND   CASH         5,363        (2,040)
EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        20,567         18,786

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   25,930     $   16,746

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                   $   12,445     $   10,232
    Income taxes paid                                        9          3,827
    Debt incurred to purchase equipment                  3,905              -



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

      The results of operations for the six month period ended September 30, 1997, are not necessarily indicative of the operating results for the full year.

      Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.


Note 2 - Casino Revenues and Promotional Allowances

      Casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary food and beverage, hotel accommodations and other items furnished to customers, which totaled approximately $5,440,000 and $6,717,000, and $12,114,000 and $13,617,000 for the three and six months ended September 30, 1997 and 1996, respectively.

     The estimated cost of providing such complimentary services are included in casino costs and expenses through inter-department allocations from the department granting the services as follows (dollars in thousands):

                            For the Three Months      For the Six Months
                            Ended September 30,       Ended September 30,
                            1997          1996        1997         1996
[S]                      [C]         [C]           [C]        [C]
Food and beverage         $  4,142    $  5,342      $   9,002  $ 11,068
Hotel                           70         252            292       526
Admissions and other           205         361            448       655
                          $  4,417    $  5,955      $   9,742  $ 12,249

Note 3 - Primary and Fully Diluted Shares

      Per share amounts have been computed based on the weighted average number of outstanding shares and common stock equivalents, if dilutive, during each period. A summary of the number of shares used in computing primary earnings per share follows:

                                 For the Three Months   For the Six Months
                                 Ended September 30,    Ended September 30,

                                    1997             1996          1997         1996
Weighted average number of
shares outstanding                 31,892,715       29,494,862     31,891,982  29,494,862
Dilutive effect of options
and warrants                           19,048                -         20,375   1,596,074

Shares used in computing
primary earnings per share         31,911,763      29,494,862     31,912,357   31,090,936

                                          For the Three Months       For the Six Months
                                           Ended September 30,      Ended September 30,

                                         1997        1996            1997          1996
Weighted average number of
    shares outstanding             31,892,715   29,494,862      31,891,982   29,494,862
Dilutive effect of options and
warrants                               23,382            -          22,542    1,611,537
Shares used in computing fully
    diluted earnings per share     31,916,097   29,494,862      31,914,524   31,106,399

Note 4 - Long-Term Debt

     Long term debt at September 30, 1997 consisted of the following (dollars in thousands):

      Senior notes, interest at 10-7/8%
payable semi-annually on April 15 and
October 15, due 2005                       $  150,000
      Note payable under a revised
reducing revolving credit agreement
(the "Revised Credit Facility")                26,000
      Note payable, secured by slot
machines, interest at 12% due June 23,          3,465
1999
                                              179,465
      Less current portion                   (27,891)
                                          $   151,574

      According to the terms of the Revised Credit Facility, amounts available under the credit line were reduced to $52,500,000 as of September 30, 1997. As of November 13, 1997,
the amount outstanding was $30,000,000. The Company is negotiating a new three-year, $50,000,000 revolving bank credit facility which will replace the existing Revised Credit Facility at a lower interest rate. Final documentation for the new bank facility is expected to be completed in the third quarter of fiscal 1998.

Note 5 - Restructuring Charge

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

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operation

Comparison of Operating Results for the Three-Month Periods Ended
September 30, 1997 and 1996

       The Company owns and operates riverboat gaming and entertainment facilities. These include one riverboat casino in Metropolis, Illinois (the "Metropolis Facility"), two riverboat casinos in Lake Charles, Louisiana (the "Lake Charles Facility") and two contiguous, permanently moored, dockside riverboat casinos in Maryland Heights, Missouri (the "Maryland Heights Facility"). The Company operated a land-based casino resort in Mesquite, Nevada (the "Mesquite Facility") until June 30, 1997. The Company also owns and operates a thoroughbred racetrack in Paducah, Kentucky. The Company's fiscal year ends on March 31st. References to the second quarter of 1998 or 1997, mean the three month periods ended September 30, 1997 and September 30, 1996, respectively.

Results of Operations

Financial Highlights

                                                      % Increase/
Three months ended September 30       1997     1996     Decrease
(Dollars in thousands, except per share amounts)
Casino Revenues
   [S]                          [C]        [C]            [C]
   Metropolis                   $  21,032  $  20,385      3.2
   Lake Charles                    39,922     41,407    (3.6)
   Maryland Heights                17,425          -        -
   Mesquite                             -      5,468        -
                                $  78,379  $  67,260     16.5

Total Revenues
   Metropolis                   $  21,916  $  21,263      3.1
   Lake Charles                    41,810     43,547    (4.0)
   Maryland Heights                18,638          -        -
   Mesquite                             -      9,269        -
   Other                              196        329   (40.4)
                                $  82,560  $  74,408     11.0

Operating Income (Loss)
   Metropolis                   $   6,211  $   6,115      1.6
   Lake Charles                     7,238      7,052      2.6
   Maryland Heights (a)           (1,749)          -        -
   Mesquite                             -    (1,755)        -
   Corporate, development, pre-
opening and other                 (2,300)    (5,092)     54.8
   Restructuring charge                 -    (9,007)        -
                                 $  9,400  $ (2,687)    449.8

   Depreciation and
amortization (b)                   $6,632     $4,746     39.7
   Interest expense                 6,139      3,749     63.8
   Net income, excluding
restructuring charge                2,120      1,651     28.4
   Net income (loss)                2,120    (3,843)    155.2
   Net income per share,
excluding restructuring charge      $0.07      $0.05     40.0
   Net income (loss) per share      $0.07    $(0.13)    153.8

                                                    % Increase/
Three months ended September 30     1997       1996  (Decrease)
Operating Margin (operating
income/total revenues)
   Metropolis                      28.3%      28.8%   (0.5) pts
   Lake Charles                    17.3%      16.2%     1.1 pts
   Maryland Heights               (9.4)%          -           -
   Mesquite                            -    (18.9)%           -
   Company-wide, excluding
restructuring charge               11.4%       8.5%     2.9 pts
   Company-wide, including
restructuring charge               11.4%     (3.6)%    15.0 pts

a. Amount includes the Company's 50% share of both the Maryland Heights Joint Venture operating losses and the Maryland Heights Joint Venture depreciation and amortization. In the second quarter of 1998, the total loss from investment in the Maryland Heights Joint Venture was approximately $3.1 million.

b.  Second quarter of 1998 amount includes Maryland Heights Joint
 Venture depreciation and amortization of $1.3 million.

     The 16.5% and 11.0% net increases in casino and total revenues, respectively, in the second quarter of 1998 as compared to the second quarter of 1997, resulted from the opening, on March 11, 1997, of the Company's Maryland Heights Facility. Revenues from this new facility more than offset year to year decreases in revenues at the Company's Lake Charles Facility and the absence of any revenues from Mesquite after the sale of the facility on June 30, 1997. In July of 1996, the number of riverboats in the Lake Charles market increased from three to four. As a result of the additional competitive capacity, casino revenues and total revenues at the Lake Charles Facility declined by 3.6% and 4.0%, respectively, as compared to the second quarter of the prior year. The Mesquite Facility was sold on June 30, 1997, and therefore does not appear in the Company's second quarter 1998 financial results.

      The Company's operating income, excluding restructuring charge, increased 48.7% during the second quarter of 1998 as compared to the second quarter of 1997. The increase was due to slightly better results at both the Metropolis Facility and the Lake Charles Facility for the second quarter of 1998 as compared to the prior year second quarter, a significant reduction in corporate, development, pre-opening and other expenses between the comparable periods, and the absence of an operating loss at Mesquite in the second quarter of 1998.

      Corporate, development, pre-opening and other expenses, decreased by 54.8% as a result of the opening of Maryland Heights on March 11, 1997, the cessation of development activities, and the restructuring of corporate staff during the second half of fiscal 1997.

     Depreciation and amortization expense increased 39.7% in the second quarter of 1998 as compared to the second quarter of 1997 due to depreciation from Maryland Heights and the Maryland Heights Joint Venture which was partially offset by the absence of Mesquite depreciation in the second quarter of 1998.

     The restructuring charge reflected in the second quarter of 1997 followed the Company's decision to significantly reduce its pursuit of development opportunities in new or emerging jurisdictions and instead concentrate on improving its existing operations. This resulted in the sale of the Players I riverboat which was previously held for future deployment and a corporate aircraft, the closure of two development offices and the retirement or termination of 21 senior management and staff. The affected employees included those specifically responsible for the Company's developmental activities and others affected by the Company's revised business plan. The one-time charge consists principally of the net loss on the disposal of assets held or used in development activities and the cost of employee severance arrangements.


Other Factors Affecting Net Income

      Interest expense increased 63.8% in the second quarter of 1998 as compared to the second quarter of 1997 due to additional borrowings to complete the Maryland Heights Facility, an increase in the Company's average borrowing rate, and a $1.5 million decrease in the amount of capitalized interest. The interest rate increase resulted from amendments to the Company's bank credit agreement (the "Credit Agreement") in December of 1996.

Comparison of Operating Results for the Six-Month Periods Ended
September 30, 1997 and 1996

      References to the first half of 1998 or 1997, mean the six month periods ended September 30, 1997 and September 30, 1996, respectively.

Results of Operations

Financial Highlights
                                                     % Increase/
Six months ended September 30       1997       1996   (Decrease)
(Dollars in thousands, except per share amounts)
Casino Revenues
   [S]                          [C]        [C]           [C]
   Metropolis                   $  39,757  $  39,536     0.6
   Lake Charles                    77,259     88,755  (13.0)
   Maryland Heights                32,712          -       -
   Mesquite                         4,438     11,221    n.m.
                                 $154,166   $139,512    10.5

Total Revenues
   Metropolis                   $  41,420  $  41,187     0.6
   Lake Charles                    80,988     93,375  (13.3)
   Maryland Heights                35,220          -       -
   Mesquite                         8,700     18,810    n.m.
   Other                              414        647  (36.0)
                                 $166,742   $154,019     8.3

Operating Income (Loss)
   Metropolis                   $  10,928  $  11,850   (7.8)
   Lake Charles                    14,091     18,484  (23.8)
   Maryland Heights (a)           (3,432)          -       -
   Mesquite                         (690)    (3,100)    n.m.
   Corporate, development, pre-
opening and other                 (4,752)    (9,342)    49.1
   Restructuring charge                 -    (9,007)       -
                                $  16,145  $   8,885    81.7

   Depreciation and             $  12,545  $   9,382    33.7
amortization (b)
   Interest expense                12,393      7,613    62.8
   Net income, excluding
restructuring charge                2,413      6,413  (62.4)
   Net income                       2,413        919   162.6
   Net income per share, excl.
restructuring charge            $    0.08  $    0.21  (61.9)
   Net income per share         $    0.08  $    0.03   166.7

                                                     % Increase/
Six months ended September 30       1997      1996   (Decrease)
Operating Margin (operating
income/total revenue)
   [S]                             [C]        [C]      [C]
   Metropolis                      26.4%      28.8%    (2.4) pts
   Lake Charles                    17.4%      19.8%    (2.4) pts
   Maryland Heights               (9.7)%          -            -
   Mesquite                       (7.9)%    (16.5)%         n.m.
   Company-wide, excluding
restructuring charge                9.7%      11.6%    (1.9) pts
   Company-wide, including
restructuring charge                9.7%       5.8%    (3.9) pts

a. Amount includes the Company's 50% share of both the Maryland Heights Joint Venture operating losses and the Maryland Heights Joint Venture depreciation and amortization. In the first half of 1998, the total loss from investment in the Maryland Heights Joint Venture was approximately $6.4 million.

b.  First  half  of 1998 amount includes Maryland  Heights  Joint
 Venture depreciation and amortization of $2.6 million.

n.m. - not meaningful

     The 10.5% and 8.3% net increases in casino and total revenues, respectively, in the first half of 1998 as compared to the first half of 1997, resulted from the opening, on March 11, 1997, of the Company's Maryland Heights Facility. Revenues from this new facility more than offset year to year decreases in revenues at the Company's Lake Charles Facility and the absence of any revenues from Mesquite after the sale of the facility on June 30, 1997. In July of 1996, the number of riverboats in the Lake Charles market increased from three to four. As a result of the additional competitive capacity, casino revenues and total revenues at the Lake Charles Facility declined by 13.0% and 13.3%, respectively, as compared to the first half of the prior year. The Mesquite Facility was sold on June 30, 1997, and therefore does not appear in the Company's second quarter 1998 financial results.

     The Company's operating income, excluding restructuring charge, decreased 9.8% during the first half of 1998 as compared to the first half of 1997. This decrease was due to decreases of 7.8% at the Metropolis facility and 23.8% at the Lake Charles facility. The Lake Charles decrease was the result of competition in the Lake Charles market during the first fiscal quarter of 1998 that was not present in the first fiscal quarter of 1997.

     Corporate, development, pre-opening and other expenses, decreased by 49.1% as a result of the opening of Maryland Heights on March 11, 1997, the cessation of development activities, and the restructuring of corporate staff during the second half of fiscal 1997.

     Depreciation and amortization expense increased 33.7% in the first half of 1998 as compared to the first half of 1997 due to the depreciation from Maryland Heights and the Maryland Heights Joint Venture which was partially offset by the absence of Mesquite depreciation in the first half of 1998.

Other Factors Affecting Net Income

      Interest expense increased 62.8% in the first half of 1998 as compared to the first half of 1997 due to additional borrowings to complete the Maryland Heights Facility, an increase in the Company's average borrowing rate, and a $2.7 million decrease in the amount of capitalized interest. The interest rate increase resulted from amendments to the Company's Credit Agreement in December of 1996.


Capital Resources and Liquidity

      During the six months ended September 30, 1997, cash generated by operations, cash from the sale of Mesquite and the associated tax refund, net bank borrowings, and equipment financing were the sources of funds for investments in Maryland Heights, the construction of the new food and entertainment complex in Metropolis, and the paydown on the balance of the
Credit  Agreement  from  $53 million on June  30,  1997,  to  $26 million on September 30, 1997. In July of 1997, the Company received approximately $7 million in cash from the completion of the sale of the Mesquite Facility and $23.8 million from a Federal income tax refund for the fiscal year ended March 31, 1997.

      Construction of the Maryland Heights Facility at a total cost of $141 million was completed in the first quarter of fiscal 1998. The new Metropolis food and entertainment complex is due to open in December of 1997 with total construction expenditures in fiscal 1998 of approximately $6 million. Total cost for the new facility, including amounts expended in fiscal 1997 is expected to be approximately $9 million.

      Total credit available under the Company's existing Credit Agreement decreased from $60.0 million to $52.5 million on October 1, 1997. Under the existing Credit Agreement, this availability was due to decrease by an additional $7.5 million each quarter through March of 1998 and the Credit Agreement was due to expire on June 30, 1998. In September of 1997, the
Company received a commitment letter for a new, three-year, $50 million revolving bank credit facility (the "New Bank Facility"), which will replace the existing bank line at a lower interest rate. Final documentation for the New Bank Facility is expected to be completed in the third quarter of fiscal 1998.

      During the second quarter of 1998, the Company signed a contract for the purchase of the Lake Charles Holiday Inn which adjoins the Lake Charles facility. The contract is subject to contingencies and due diligence which has not yet been completed. Under the contract, the purchase price is approximately $20 million which the Company expects to fund by expanding the New Bank Facility from $50 to $70 million.

     The Company believes that expected cash flow from operations will be sufficient to meet debt service and working capital requirements.

Forward Looking Information

      Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as
amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the effects of competition, plans for projects currently under development, plans for future expansion and property enhancements, business development activities, capital expenditure programs and requirements, financing sources and the effects of regulation (including gaming licensure and regulation, state and local regulation, and tax regulation). Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions, and the Company's future financial condition and results. As a consequence, current plans, anticipated actions, and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These uncertainties and risks include, but are not limited to, those relating to conducting operations in an increasingly competitive environment, conducting operations at a newly or recently developed site or in a jurisdiction for which gaming has recently been permitted, changes in state and local gaming laws and regulations, development and construction activities, leverage and debt service requirements (including sensitivity to fluctuation in interest rates), general economic conditions, changes in federal and state tax laws, action taken under applications for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and regulations), and the legalization of gaming in certain jurisdictions.

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

W. Todd Akin, et al. v. Missouri Gaming Commission

      The matter of W. Todd Akin et al. v. Missouri Gaming Commission was filed in the Circuit Court of Cole County in the fall of 1996. While none of the Missouri licensees or applicants was named in the suit, Players MH, L.P., a subsidiary of the Company and Harrah's Maryland Heights Corporation, both 50% partners in the Riverside Joint Venture, and the Missouri Riverboat Gaming Association, together with the City of Maryland Heights, have intervened in order to protect their respective interests. The suit seeks a judicial declaration that the Missouri Riverboat Gaming Act is unconstitutional because it permits facilities (such as the Company/Harrah's facility in Maryland Heights) to be located upon artificial basins fed by the Missouri River. The statute was found constitutional and the suit was dismissed in its entirety on the merits by the trial court in December, 1996. That dismissal was appealed directly to the Missouri Supreme Court by the Plaintiffs in January, 1997. Briefs have been filed. The Missouri Supreme Court heard argument on the appeal on October 22, 1997. A decision from the Supreme Court is expected in December, 1997 or January, 1998.

Item  4.   Submission  of Matters to  a  Vote  of  Security Holders

      On October 16, 1997, the annual meeting of the Registrant's Stockholders was held and current directors were elected. The directors for fiscal year 1998 are Alan R. Buggy, Lawrence Cohen, Edward Fishman, Marshall S. Geller, Howard A. Goldberg, John Groom, Charles M. Masson, Vincent J. Naimoli, Lee Seidler and Earl E. Webb. On the record date fixed for the annual meeting, stockholders holding 32,563,312 shares of the Registrant's Common Stock were entitled to vote. Present at the meeting in person or by proxy were stockholders holding 29,652,951 shares of Common Stock.

Item 6.        Exhibits and Reports on Form 8-K


Exhibits Filed with this Form 10-Q

     Exhibit No.    Exhibit Description

2.0       Plan of Acquisition
27.0      Financial Data Schedule



Reports on Form 8-K Filed During Quarter

     None.
                           SIGNATURES

      Pursuant to the requirements of the Securities and Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                                        PLAYERS INTERNATIONAL, INC.

Date:     November 13, 1997             By:  /s/ Peter J. Aranow
                                        Peter J. Aranow,
                                        Executive Vice President,
                                        Chief Financial Officer