Form 10-Q
period 1997-12-31
PLAYERS INTERNATIONAL INC /NV/
filed 1998-02-13
CIK 796912

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                          _____________

                            FORM 10-Q


(Mark One)

[  X  ]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
          SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended December  31, 1997

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


              APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the registrant's classes of common stock was 31,916,748 shares at February 13, 1998.


          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES

                              INDEX


PART I - FINANCIAL INFORMATION                         PAGE

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets at December  31,  1997
     and March 31, 1997                                      1

     Condensed  Consolidated Statements  of  Operations  for  the
     Three and Nine Months Ended December 31, 1997 and 1996  3

     Condensed Consolidated Statements of Cash Flows for the Nine
     Months Ended December 31, 1997 and 1996                 4

     Notes to Condensed Consolidated Financial Statements    5

Item 2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations           8


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                 14

Item 6.   Exhibits and Reports on Form 8-K                  16

          Signature                                         17



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)

                             ASSETS

                                       December 31, March 31,
                                          1997        1997
                                         (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents            $24,274    $20,567
    Accounts receivable, net of
    allowance for doubtful accounts of
    $664 at December 31, 1997 and
    $1,028 at March 31, 1997               2,514      3,123
    Notes receivable                       1,500         19
    Inventories                            1,547      1,955
    Deferred income tax                    1,881      1,881
    Income taxes refundable                    -     27,534
    Prepaid expenses and other current
assets                                     2,217      3,997
    Assets held for sale                       -      8,500

           Total current assets           33,933     67,576

PROPERTY AND EQUIPMENT, net of
    accumulated depreciation
    and amortization of $40,149 at
    December 31, 1997 and
    $27,336 at March 31, 1997            219,229    210,442

DEFERRED INCOME TAX - long-term            4,654      4,654

INTANGIBLES, net of accumulated
    amortization of $3,327 at December 31,
    1997 and $2,541 at March 31, 1997     35,547     36,271

INVESTMENT IN JOINT VENTURE               99,139     95,401

OTHER ASSETS                               5,749      6,945

           TOTAL ASSETS                 $398,251   $421,289


          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
            (dollars in thousands, except par value)

              LIABILITIES AND STOCKHOLDERS' EQUITY



                                         December    March
                                           31,        31,
                                           1997      1997

                                        (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt      $31,948   $8,500
    Accounts payable                         4,129    6,466
    Accrued liabilities                     20,846   33,969
    Other liabilities                        5,330    2,921

           Total current liabilities        62,253   51,856

OTHER LONG-TERM LIABILITIES                 26,453   26,052

LONG-TERM DEBT, net of current portion     151,065  187,500

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value,
Authorized- 10,000,000 shares,
      Issued- none                               -        -
   Common stock, $.005 par value,
Authorized- 90,000,000 shares,
      Issued- 32,585,848 at December
31, 1997 and 32,563,348
      at March 31, 1997                        163      163
   Additional paid-in capital              132,276  132,256
   Treasury stock, at cost; 672,100
   shares at December 31, 1997 and
   March 31, 1997                          (7,294)  (7,294)
   Retained earnings                        33,335   30,756

      Total stockholders' equity           158,480  155,881

    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                               $ 398,251 $421,289

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars in thousands, except per share data)
                           (Unaudited)

                               For the          For the
                             Three Months     Nine Months
                                 Ended          Ended
                             December 31,    December 31,


                             1997    1996    1997    1996

REVENUES:
 Casino                     72,224  58,105  226,390 197,617
 Food and beverage           2,342   3,195    9,301  10,604
 Hotel                         159   1,491    2,182   5,069
 Other                       1,241   2,057    4,835   5,576

                            75,966  64,848  242,708 218,866

COSTS AND EXPENSES:
 Casino                     34,144  28,270  106,035  89,951
 Food and beverage           2,085   3,329    8,391  10,782
 Hotel                         177     690    1,013   2,320
 Other operating expenses    9,791   8,834   31,793  27,955
 Selling, general and       14,492  13,238   44,392  41,740
administrative
 Corporate administrative    2,095   2,263    5,389   7,325
expenses
 Allocated amounts of        2,484       -    8,917       -
joint venture
 Pre-opening and gaming          -   1,660        -   4,954
development costs
 Depreciation and            5,016   7,717   14,951  17,099
amortization
 Restructuring charge            -       -        -   9,007

                            70,284  66,001  220,881 211,133

 Income (loss) before
  other income (expense)
  and provision (benefit)
for income taxes             5,682  (1,153)  21,827   7,733

OTHER INCOME (EXPENSE):
 Interest income               177      27      414     194
 Other income, net              18      11        -      76
 Interest expense          (5,633) (3,975) (18,026)(11,587)

                           (5,438) (3,937) (17,612)(11,317)
 Income (loss) before
    provision (benefit) for
    income taxes              244  (5,090)   4,215  (3,584)

PROVISION (BENEFIT) FOR
INCOME TAXES                   78  (1,985)   1,636  (1,398)


NET INCOME (LOSS)            $166 $(3,105)  $2,579 $(2,186)

EARNINGS (LOSS) PER COMMON
SHARE
      Basic and Diluted      $0.01 $(0.11)    $0.08 $(0.07)

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)
                           (Unaudited)
                                              For the Nine
                                              Months Ended
                                              December 31,


                                              1997    1996

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                       $ 2,579 $(2,186)
    Adjustments to reconcile net income
        (loss) to net cash provided
        by operating activities:
       Depreciation and amortization         14,951   17,099
       Joint venture depreciation and
         amortization                         3,359        -
       Loss on disposition of property and
        equipment                               111    1,957
       Other                                    326      618
    Changes in assets and liabilities:
        Accounts and notes receivable       (1,196)    2,140
        Inventories, prepaid expenses and
        other current assets                  2,188  (4,026)
        Income taxes refundable              28,965        -
        Other assets                            201    1,096
        Accounts payable and accrued
        liabilities                        (15,460) (15,961)
        Other liabilities                       672    9,500

    Net cash provided by operating
    activities                               36,696   10,237

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net purchases of property and equipment(18,191) (33,626) Proceeds from disposal of property and
    equipment                                 8,794    8,749
    Proceeds from sale of marketable
    securities                                    -    4,401
    Investment in joint venture             (6,390) (42,800)
    Other                                         -    (329)

    Net cash used in investing activities  (15,787) (63,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term
    debt                                     27,000   52,500
    Repayments of long-term debt           (43,891)  (5,500)
    Debt issuance cost                        (331)  (1,963)
    Proceeds from exercise of stock options
    and warrants                                 20    5,599
    Other                                         -     (48)

    Net cash provided by (used in)
    financing activities                     (17,202) 50,588

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                   3,707  (2,780)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                       20,567   18,786

CASH AND CASH EQUIVALENTS AT END OF PERIOD  $24,274  $16,006

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                           $22,210  $20,400
    Income taxes paid                             9    4,127
    Debt incurred to purchase equipment       3,905        -


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

      The results of operations for the three and nine months ended December 31, 1997, are not necessarily indicative of the operating results for the full year.

      Certain  reclassifications have been made to the  financial
statements   as  previously  presented  to  conform  to   current
classifications.

Note 2 - Casino Revenues and Promotional Allowances

      Casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary food and beverage, hotel accommodations and other items furnished to customers, which totaled approximately $5,605,000 and $6,634,000 and $17,719,000 and $20,251,000 for the three and nine months ended December 31, 1997 and 1996, respectively.

      The estimated cost of providing such complimentary services
are   included  in  casino  costs  and  expenses  through  inter-
department allocations from the department granting the services as follows (dollars in thousands):

                         For the Three       For the Nine
                             Months             Months
                             Ended               Ended
                          December 31,       December 31,
                           1997    1996       1997    1996

Food and beverage        $4,138  $4,854    $13,140 $15,922
Hotel                        59     371        351     897
Admissions and other        169     439        617   1,094
                         $4,366  $5,664    $14,108 $17,913

Note 3 - Earnings Per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 128, ("SFAS 128") Earnings per Share, which is required to be adopted for the quarter ended December 31, 1997. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options are excluded.

     The following table illustrates the computation of basic and diluted earnings per share:

                              For the          For the Nine
                            Three Months       Months Ended
                             December 31,      December 31,

                        1997      1996       1997        1996
Numerator:
   Net income (loss) $166,000 $(3,105,000) $2,579,000 $(2,186,000)

Denominator:
   Denominator for basic
earnings per share-
weighted-average shares 31,913,748 29,380,359 31,899,266 29,252,007

Effect of dilutive
securities-stock options    22,497        -       21,082       -

Denominator for diluted
earnings per share-
adjusted weighted-      31,936,245 29,380,359 31,920,348 29,252,007
average shares

Basic earnings per share     $0.01  $(0.11)     $0.08 $(0.07)

Diluted earnings per
share                        $0.01  $(0.11)     $0.08 $(0.07)

Note 4 - Long-Term Debt

     Long term debt at December 31, 1997 consisted of the following (dollars in thousands):

Senior notes, interest at 10-7/8%
   payable semi-annually on April 15 and
   October 15, due 2005                         $150,000
Note payable under a revised
   reducing revolving credit
   agreement (the
   "Revised Credit Facility")                     30,000
Note payable, secured by slot machines
   interest at 12% due June 23, 1999               3,013
                                                 183,013
               Less current portion             (31,948)
                                             $   151,065

      In December, 1997, the Company amended its existing bank Credit Agreement to permit the acquisition of the Lake Charles Holiday Inn and to modify its interest rate and repayment terms. The amendment fixed the interest rate at 2.5% above the bank's prime rate commencing October 1, 1997, and fixed the maximum amount of borrowing available under the Credit Facility at $50 million from December 31, 1997, until the expiration of the Credit Agreement on June 30, 1998.

      The Company is currently discussing the replacement of the existing bank facility with a number of lending sources, including its current bank group. The Company anticipates finalizing new definitive financing arrangements by March 31, 1998.

Note 5 - Allocated Amounts of Joint Venture

      The Company owns a 50% interest in a casino entertainment facility in Maryland Heights, Missouri (the "Joint Venture") which opened on March 11, 1997. The investment in the Joint Venture is accounted for using the equity method of accounting.

     Summary condensed financial information for the Joint
Venture is as follows (dollars in thousands):

                         For the Three       For the Nine
                             Months             Months
                       Ended December 31,   Ended December 31,

                         1997      1996      1997    1996
Net revenues           $4,496      $-     $13,820    $-
Depreciation and
  amortization          1,498       -       6,718     -
Net loss                4,968       -      17,834     -

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

Note 7 - Contingencies

      The Company is involved in certain litigation regarding the constitutionality of gaming facilities (such as the Maryland Heights Facility) located upon artificial basins fed by the Missouri River. At this time, based on discussions with Missouri legal counsel, management believes that any potential problem could be remedied through (i) a public referendum at the November 1998 Missouri election, in order to cure any ambiguity or uncertainty in the law or (ii) the defenses available to the Company if a lawsuit or administrative action based on this ruling were to be brought or (iii) remedial action to the property. Due to the uncertainties, the Company cannot provide any assurance that there will not be a material adverse impact from the litigation and related developments.

      Each cruising riverboat is regulated by the U.S. Coast Guard. U.S. Coast Guard regulations require that hulls of vessels of the type being operated by the Company in Lake Charles and Metropolis to be inspected every five years at a U.S. Coast Guard approved dry docking facility, which will cause a temporary loss of service that could last one month or longer, unless the U.S. Coast Guard determines that an alternative to dry docking is acceptable. The next such inspection is scheduled to occur in the fall of 1998 for the Lake Charles Star Riverboat, the fall of 2000 for the Players Lake Charles Riverboat and the fall of 2000 for the Metropolis Riverboat. The Company is pursuing, as an alternative to dry docking, an underwater onsite inspection of the hull of the Lake Charles Star Riverboat, subject to U.S. Coast Guard approval. An underwater hull inspection would likely involve a minimal disruption in operations, however, no assurance can be given that dry docking and the related loss of service will not be required.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Comparison of Operating Results for the Three-Month Periods Ended
December 31, 1997 and 1996

       The Company owns and operates riverboat gaming and entertainment facilities. These include one riverboat casino in Metropolis, Illinois (the "Metropolis Facility"), two riverboat casinos in Lake Charles, Louisiana (the "Lake Charles Facility") and two contiguous, permanently moored, dockside riverboat casinos in Maryland Heights, Missouri (the "Maryland Heights Facility"). The Company operated a land-based casino resort in Mesquite, Nevada (the "Mesquite Facility") until June 30, 1997. The Company also owns and operates a racetrack in Paducah, Kentucky. The Company's fiscal year ends on March 31st. References to the third quarter of 1998 or 1997, mean the three month periods ended December 31, 1997, and December 31, 1996, respectively.

Results of Operations

Financial Highlights
                                                       %Increase/
Three months ended December 31,    1997       1996     (Decrease)
(Dollars in thousands, except per share amounts)

Casino Revenues
   Metropolis                 $  19,118  $  18,976       0.7
   Lake Charles                  36,056     33,341       8.1
   Maryland Heights              17,050          -         -
   Mesquite                           -      5,788         -
                              $  72,224  $  58,105      24.3

Total Revenues
   Metropolis                 $  19,846  $  19,847         -
   Lake Charles                  37,761     35,023       7.8
   Maryland Heights              18,086          -         -
   Mesquite                           -      9,546         -
   Other                            273        432    (36.8)
                              $  75,966  $  64,848      17.1

Operating Income (Loss)
   Metropolis                 $   4,259  $   5,803    (26.6)
   Lake Charles                   5,184      2,857      81.4
   Maryland Heights (a)           (714)          -         -
   Mesquite                           -    (2,323)         -
   Corporate, development,
pre-opening and other           (3,047)    (7,490)      59.3
                               $  5,682  $ (1,153)     592.8

   Depreciation and
      amortization (b)           $5,765     $7,717    (25.3)
   Interest expense               5,633      3,975      41.7
   Net income (loss)                166    (3,105)     105.3
   Earnings (loss) per
      share assuming dilution     $0.01    $(0.11)     109.1

Operating Margin (operating
income/total revenues)
   Metropolis                     21.5%      29.2% (7.7)pts
   Lake Charles                   13.7%       8.2%  5.5 pts
   Maryland Heights              (3.9)%          -        -
   Consolidated                    7.5%     (1.8)%  9.3 pts

(a) Amount includes the Company's 50% share of both the Maryland Heights Joint Venture operating losses and the Maryland Heights Joint Venture depreciation and amortization. In the third quarter of 1998, the total loss from investment in the Maryland Heights Joint Venture was approximately $2.5 million.

(b)   Third  quarter  of 1998 amount includes the  Company's  50%
  share of the Maryland Heights Joint Venture depreciation and amortization of $749,000.

     The 24.3% and 17.1% net increases in casino and total revenues, respectively, in the third quarter of 1998 as compared to the third quarter of 1997, resulted from the opening, on March 11, 1997, of the Company's Maryland Heights Facility and revenue growth at the Company's Lake Charles Facility. Revenues from the new Maryland Heights Facility more than offset the absence of any revenues from Mesquite after the sale of the facility on June 30, 1997. In Lake Charles, casino revenue and total revenue increased by 8.1% and 7.8%, respectively, compared to the third quarter of the prior year as the market absorbed the increase in competitive capacity created by the opening of a fourth riverboat in July 1996.

     The Company's operating income increased $6.8 million during the third quarter of 1998 as compared to the third quarter of 1997. The increase was due to significantly better results at the Lake Charles Facility for the third quarter of 1998 as compared to the prior year's third quarter, a significant reduction in corporate, development, pre-opening and other expenses between the comparable periods, and the absence of an operating loss at Mesquite in the third quarter of 1998.

      Corporate, development, pre-opening and other expenses, decreased by 59.3% as a result of the opening of Maryland Heights on March 11, 1997, the cessation of development activities, and the restructuring of corporate staff during the second half of fiscal 1997.

     Depreciation and amortization expense decreased 25.3% in the third quarter of 1998 as compared to the third quarter of 1997 due to the absence of a $2.7 million write-off of unamortized loan acquisition costs relating to the Company's bank credit agreement (the "Credit Agreement") which was taken during the third quarter of 1997. Depreciation during the third quarter of 1998 for Maryland Heights and the Maryland Heights Joint Venture was partially offset by the absence of Mesquite depreciation in the third quarter of 1998 .

Other Factors Affecting Net Income

      Interest expense increased 41.7% in the third quarter of 1998 as compared to the third quarter of 1997 due to additional borrowings to complete the Maryland Heights Facility, an increase in the Company's average borrowing rate, and a $1.7 million decrease in the amount of interest that was capitalized prior to the opening of the Maryland Heights Facility. The interest rate increase resulted from amendments to the Company's Credit Agreement in December of 1996.
Comparison of Operating Results for the Nine-Month Periods Ended December 31, 1997 and 1996

      References to the first nine months of 1998 or 1997, mean the nine month periods ended December 31, 1997 and December 31, 1996, respectively.

Results of Operations

Financial Highlights

                                                     %Increase/
Nine months ended December 31,     1997      1996    (Decrease)
(Dollars in thousands, except per share amounts)

Casino Revenues
   Metropolis                 $  58,875 $  58,513        0.6
   Lake Charles                 113,314   122,096      (7.2)
   Maryland Heights              49,763         -          -
   Mesquite                       4,438    17,008        (c)
                               $226,390  $197,617       14.6

Total Revenues
   Metropolis                 $  61,266 $  61,033        0.4
   Lake Charles                 118,749   128,398      (7.5)
   Maryland Heights              53,306         -          -
   Mesquite                       8,700    28,356        (c)
   Other                            687     1,079     (36.3)
                               $242,708  $218,866       10.9

Operating Income (Loss)
   Metropolis                 $  15,187 $  17,652     (14.0)
   Lake Charles                  19,275    21,342      (9.7)
   Maryland Heights (a)         (4,146)         -          -
   Mesquite                       (128)   (5,423)        (c)
   Corporate, development,
pre-opening and other           (8,361)  (16,831)       50.3
   Restructuring charge               -   (9,007)          -

                              $  21,827 $   7,733      182.3

   Depreciation and
amortization (b)              $  18,310   $17,099        7.1
   Interest expense              18,026    11,587       55.6
   Net income (loss)              2,579   (2,186)      218.0
   Earnings (loss) per
   share assuming dilution    $    0.08 $  (0.07)      214.3

Operating Margin (operating
income/total revenues)
   Metropolis                     24.8%      28.9%     (4.1)pts
   Lake Charles                   16.2%      16.6%     (0.4)pts
   Maryland Heights              (7.8)%          -         -
   Consolidated                    9.0%       3.5%      5.5 pts

(a) Amount includes the Company's 50% share of both the Maryland Heights Joint Venture operating losses and the Maryland Heights Joint Venture depreciation and amortization. In the first nine months of 1998, the total loss from investment in the Maryland Heights Joint Venture was approximately $8.9 million.

(b) First nine months of 1998 amount includes the Company's 50% share of the Maryland Heights Joint Venture depreciation and amortization of $3.4 million.

(c) The Mesquite Facility was sold on June 30, 1997, and therefore does not appear in the Company's second and third quarter 1998 financial results of operations.

     The 14.6% and 10.9% net increases in casino and total revenues, respectively, in the first nine months of 1998 as compared to the first nine months of 1997, resulted from the opening, on March 11, 1997, of the Company's Maryland Heights Facility. Revenues from this new facility more than offset year to year decreases in revenues at the Company's Lake Charles Facility and the absence of any revenues from Mesquite after the sale of the facility on June 30, 1997. In July of 1996, the number of riverboats in the Lake Charles market increased from three to four. As a result of the additional competitive capacity, casino revenues and total revenues at the Lake Charles Facility declined by 7.2% and 7.5%, respectively, as compared to the first nine months of the prior year.

     The sale of the Mesquite Facility was completed on June 30, 1997. The Company operated the facility under a sale-leaseback agreement during the first quarter of fiscal 1998, but the majority of Mesquite's assets were sold in March, 1997. The remaining assets were classified as held for sale until June 30, 1997, when the sale was finalized.

     The Company's operating income, excluding restructuring charge, increased 30.4% during the first nine months of 1998 as compared to the first nine months of 1997. This increase was primarily attributable to a significant reduction in corporate, development, pre-opening and other expenses between the comparable periods and the absence of an operating loss at Mesquite during the second and third quarters of 1998.

     Corporate, development, pre-opening and other expenses, decreased by 50.3% as a result of the opening of Maryland Heights on March 11, 1997, the cessation of development activities, and the restructuring of corporate staff during the second half of fiscal 1997.

     Depreciation and amortization expense increased 7.1% in the first nine months of 1998 as compared to the first nine months of 1997 due to the depreciation from Maryland Heights and the Maryland Heights Joint Venture which was partially offset by the absence of Mesquite depreciation in the first nine months of 1998 and the absence of a $2.7 million write-off of unamortized loan acquisition costs relating to the amendment and restatement of the Company's Credit Agreement during the third quarter of 1997.

     The restructuring charge reflected in the first nine months of 1997 followed the Company's decision to significantly reduce its pursuit of development opportunities in new or emerging jurisdictions and instead concentrate on improving its existing operations. This resulted in the sale of a non-operating riverboat held for future deployment and a corporate aircraft, the closure of two development offices and the retirement or termination of 21 senior management and staff. The affected employees included those specifically responsible for the Company's developmental activities and others necessitated to effect the Company's revised business plan. The one-time charge of $9 million consists principally of the net loss on the disposal of assets held or used in development activities and the cost of employee severance arrangements.

Other Factors Affecting Net Income

     Interest expense increased 55.6% in the first nine months of 1998 as compared to the first nine months of 1997 due to additional borrowings to complete the Maryland Heights Facility, an increase in the Company's average borrowing rate, and a $4.4 million decrease in the amount of interest that was capitalized prior to the opening of the Maryland Heights Facility. The interest rate increase resulted from amendments to the Company's Credit Agreement in December of 1996.

Contingencies

      The Company is involved in certain litigation regarding the constitutionality of gaming facilities (such as the Maryland Heights Facility) located upon artificial basins fed by the Missouri River. See Part II, Item 1; W. Todd Akin, et al. v. Missouri Gaming Commission.

      Each cruising riverboat is regulated by the U.S. Coast Guard. U.S. Coast Guard regulations require that hulls of vessels of the type being operated by the Company in Lake Charles and Metropolis to be inspected every five years at a U.S. Coast Guard approved dry docking facility, which will cause a temporary loss of service that could last one month or longer, unless the U.S. Coast Guard determines that an alternative to dry docking is acceptable. The next such inspection is scheduled to occur in the fall of 1998 for the Lake Charles Star Riverboat, the fall of 2000 for the Players Lake Charles Riverboat and the fall of 2000 for the Metropolis Riverboat. The Company is pursuing, as an alternative to dry docking, an underwater onsite inspection of the hull of the Lake Charles Star Riverboat, subject to U.S. Coast Guard approval. An underwater hull inspection would likely involve a minimal disruption in operations, however, no assurance can be given that dry docking and the related loss of service will not be required.

Capital Resources and Liquidity

     During the nine months ended December 31, 1997, cash generated by operations, cash from the sale of Mesquite and the associated tax refund, net bank borrowings, and equipment financing were the sources of funds for investments in Maryland Heights and the construction of the new dining and entertainment complex in Metropolis. In July of 1997, the Company received approximately $7 million in cash from the completion of the sale of the Mesquite Facility and $23.8 million from a Federal income tax refund for the fiscal year ended March 31, 1997.

      Construction of the Maryland Heights Facility at a total cost of $141 million was completed in the first quarter of fiscal 1998. Construction of the new Metropolis dining and entertainment complex at a total cost of $9 million was completed in December of 1997 and operations commenced on December 15, 1997. Total construction expenditures for the new Metropolis dining and entertainment complex were approximately $6 million in fiscal 1998 and $3 million in fiscal 1997.

     During the second quarter of 1998, the Company signed a contract for the purchase of the Lake Charles Holiday Inn which adjoins the Lake Charles Facility. The transaction closed on January 9, 1998, and was funded with $20 million of borrowings under the Credit Facility.

      In December, 1997, the Company amended its existing bank Credit Agreement to permit the acquisition of the Lake Charles Holiday Inn and to modify its interest rate and repayment terms. The amendment fixed the interest rate at 2.5% above the bank's prime rate commencing October 1, 1997, and fixed the maximum amount of borrowing available under the Credit Facility at $50 million from December 31, 1997, until the expiration of the Credit Agreement on June 30, 1998.

      The Company is currently discussing the replacement of the existing bank facility with a number of lending sources, including its current bank group. The Company anticipates finalizing new definitive financing arrangements by March 31, 1998.

     The Company believes that expected cash flow from operations will  be  sufficient  to meet debt service  and  working  capital
requirements   upon  finalizing  the  new  definitive   financing
arrangements.
Forward Looking Information

      Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as
amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the effects of competition, the resolution of pending or threatened litigation or regulatory proceedings concerning the Company's alleged non-compliance with Missouri's gaming laws and Constitution, plans for future riverboat hull inspections, plans for future property enhancements, capital expenditure programs and requirements, financing and liquidity sources and the effects of regulation (including gaming licensure and regulation, state and local regulation, tax regulation, and the potential for regulatory reform). All statements other than statements of historical facts included in this filing, including without limitation, such statements under Part I, Item 2 and Part II,
Item 1 and located elsewhere herein regarding pending or threatened litigation or legal proceedings or the Company's operations, financial position and business strategy, constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions, and the Company's future financial condition and results. These uncertainties and risks include, but are not limited to, those relating to conducting operations in an increasingly competitive environment, conducting operations at a newly or recently developed site or in a jurisdiction for which gaming has recently been permitted, changes in state and local gaming laws and regulations, development and construction activities, leverage and debt service requirements (including sensitivity to fluctuation in interest rates), general economic conditions, the U.S. Coast Guard's acceptance of underwater hull inspections as an acceptable alternative to dry docking and inspection, changes in federal and state tax laws, action taken under applications for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and regulations), and the legalization of gaming in certain jurisdictions. As a consequence, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company and no assurance can be given that such statements will prove to be correct.

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

      On or about October 27, 1995, the Company was served with a purported class action captioned Schreier, et al. v. Players International, et al. In the United States District Court for the District of Nevada which is essentially identical to the Poulos and Ahern litigation, except for certain variations in the definition of the purported class. The matter has also been consolidated with the Poulos and Ahern litigation.

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

W. Todd Akin, et al. v. Missouri Gaming Commission

      The matter of W. Todd Akin et al. v. Missouri Gaming Commission was filed in the Circuit Court of Cole County in the fall of 1996. While none of the Missouri licensees or applicants were named in the suit, Players MH, L.P., a subsidiary of the Company and Harrah's Maryland Heights Corporation, both 50% partners in the Riverside Joint Venture, and the Missouri Riverboat Gaming Association, together with the City of Maryland Heights, intervened in order to protect their respective interests. The suit sought a judicial declaration that the Missouri Riverboat Gaming Act is unconstitutional because it permits facilities (such as the Company/Harrah's facility in Maryland Heights) to be located upon artificial basins fed by the Missouri River. The statute was found constitutional and the suit was dismissed in its entirety on the merits by the trial court in December, 1996. That dismissal was appealed directly to the Missouri Supreme Court by the Plaintiffs in January, 1997. On November 25, 1997, the Missouri Supreme Court ruled that gaming may occur only in artificial spaces that are contiguous to the surface stream of the Missouri and Mississippi Rivers. The case was remanded to the trial court for a factual determination as to whether those casino operators meet this requirement. The plaintiffs dismissed their case against the Company after this ruling but prior to a determination by the trial court on this issue.

      In January, 1998, the Company was advised by the Attorney General's office in Missouri and the Missouri Gaming Commission that it is considering taking disciplinary action with respect to the issues raised by the Missouri Supreme Court's Akin decision. Such action could include the filing of a disciplinary complaint against the Maryland Heights Facility and its operators, seeking to resolve the issues raised by the Missouri Supreme Court's decision or undertaking some other form of action against the Company. In response to this, the Company (and certain other casino companies) sought and obtained a preliminary writ of prohibition restraining order preventing the Attorney General and the Missouri Gaming Commission from taking such action. The Attorney General is presently seeking to have this restraining order lifted. If the restraining order is lifted, the action will either go before the Missouri Gaming Commission or a court of competent jurisdiction to determine whether Missouri gaming operators which operate in artificial basins, including the Company, are in violation of Missouri law. Not all Missouri gaming licensees would be adversely affected by any decision against the Company or similarly situated Missouri operators.

      Because of management's belief that the Company is entitled to clarification of the uncertainty caused by the Akin decision and the Missouri Gaming Commission's and Attorney General's interpretation of it, the Company and Harrah's filed suit for a declaratory judgment in Circuit Court on January 22, 1998. Such suit seeks a declaration that: (i) the Maryland Heights Facility meets all requirements of law as to location; (ii) the Company's reasonable reliance upon the prior approval of the Missouri Gaming Commission of its location prohibits adverse action by the Commission or Attorney General against the Company on the basis of the subsequent Akin decision; (iii) the Company, if found not in compliance to any extent, must be permitted a period of time within which to remedy any deficiency in its facilities to bring them into compliance; and (iv) the Company is entitled to be justly compensated for any financial loss resulting from adverse actions of the Missouri Gaming Commission or the Attorney General in enforcing their interpretation of the Akin decision.

      Because of the questions raised, but not answered, in the Missouri Supreme Court's Akin decision, and because the Maryland Heights Facility is not subject to any complaint or claim with respect to this matter at this time, the Company cannot predict what effect the Missouri Supreme Court's ruling, or any action of the Attorney General or Missouri Gaming Commission will have on the operations at Maryland Heights. At this time, based on discussions with Missouri legal counsel, management believes that any potential problem could be remedied through (i) a public referendum at the November 1998 Missouri election, in order to cure any ambiguity or uncertainty in the law or (ii) the defenses available to the Company if a lawsuit or administrative action based on this ruling were to be brought or (iii) remedial action to the property.

      If remedial action to the Maryland Heights Facility was required, management would evaluate whether the cost of remediation would be justified in light of the projected future results of the Company's Maryland Heights operations. Such costs of remediation, if undertaken, could be material to the Company's overall financial condition. However, management cannot presently provide any assurance as to whether the Company would be permitted to modify the Maryland Heights Facility to comply with any such remediation order or whether the Company's legal defenses, legislative or electoral avenues or other means available would be successful to permit continued use of the facility without interruption. Further, it is unclear, in the event of a determination of non-compliance, what penalty or monetary obligation or sanction, if any, including a possible temporary or permanent closure, could be imposed on the Maryland Heights Facility. If the Company could not, or chose not to, remediate the property and it was closed, the Company could incur a substantial write-down in asset values related to the property in addition to the possibility of incurring substantial losses related to any potential shut-down or suspension of operations. Such negative impacts may be offset, in part, by certain tax benefits. Therefore, the Company cannot provide any assurance that there will not be a material adverse impact from the Akin decision and related developments.
Item 6.        Exhibits and Reports on Form 8-K


Exhibits Filed with this Form 10-Q

     Exhibit No.    Exhibit Description

4.1       4th  Supplemental Indenture regarding the 10  7/8%
          Senior Notes due 2005
4.2       5th  Supplemental Indenture regarding the 10  7/8%
          Senior Notes due 2005
4.3       6th  Supplemental Indenture regarding the 10  7/8%
          Senior Notes due 2005
10.1 Letter Agreement with Wells Fargo Bank regarding terms of Reducing Revolving Credit Agreement
27.0      Financial Data Schedule

Reports on Form 8-K Filed During Quarter

     None
                            SIGNATURE

      Pursuant to the requirements of the Securities and Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                              PLAYERS INTERNATIONAL, INC.

Date:     February 13, 1998        By:       /s/ Peter J. Aranow
                                   Peter J. Aranow, Executive  Vice
                                   President, Chief Financial Officer