Form 10-K
period 1998-03-31
PLAYERS INTERNATIONAL INC /NV/
filed 1998-07-01
CIK 796912

42
THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON JUNE 30, 1998
PURSUANT TO RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                         _______________
                            FORM 10-K

    [X]  ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF  THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended March 31, 1998
                               OR
    [   ]TRANSITION  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF
          THE SECURITIES EXCHANGE ACT OF 1934
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

   As  of  June  25,  1998, the aggregate  market  value  of  the
registrant's   Common  Stock  held  by  non-affiliates   of   the
registrants was not less than $114,000,000.

   As of June 25, 1998, there were 31,941,737 shares of the registrant's Common Stock outstanding.

  Documents Incorporated by Reference:

      The information required by Part III of this report is incorporated by reference from the Registrant's Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.
                             PART I
Item 1.   Business

General

     Players International, Inc. (the "Company") is a multi-jurisdictional gaming company with operations in Illinois, Louisiana, Missouri and Kentucky. The Company operates a cruising riverboat casino in Metropolis, Illinois (the "Metropolis Riverboat"), two cruising riverboat casinos in Lake Charles, Louisiana (the "Lake Charles Riverboats"), two dockside riverboat casinos in Maryland Heights, Missouri (the "Company's Maryland Heights Casinos") and the Players Bluegrass Downs horse racetrack in Paducah, Kentucky ("Players Bluegrass Downs"). The Metropolis Riverboat, which is the only riverboat operating in Southern Illinois, attracts patrons from its target markets in Illinois, Indiana, Kentucky, Missouri and Tennessee. The Lake Charles Riverboats serve the Houston, Texas and southwest Louisiana markets. On March 11, 1997, the Company and Harrah's Entertainment, Inc. ("Harrah's") each opened two dockside riverboat casinos and jointly opened a landside hotel and entertainment facility in Maryland Heights, Missouri (collectively, the "Maryland Heights Facility").

     The Company's marketing and operational strategy is designed
to   provide  its  guests  with  superior  customer  service  and entertainment value for their gaming dollar and focuses on middle-income customers who live within a 150-mile radius of the
Company's  facilities.   The  Company's  sites  are  conveniently
located near frequently traveled interstate highways and have easy access and ample parking to satisfy the demands of local and frequent visitors. On-site customer service efforts are intended to establish personal relationships with patrons that result in ongoing loyalty to, and repeat patronage of, Players' casinos. Player tracking systems record gaming activity and corresponding complimentary expenses in a player database from which each property targets its best players with special offers through direct mail.

     In September, 1996, the Company determined to focus its financial resources and core operating competencies on its Metropolis, Illinois and Lake Charles, Louisiana facilities and its Maryland Heights, Missouri dockside casino project. Consistent with this focus, the Company subsequently (i) eliminated development efforts in emerging and developing gaming jurisdictions, (ii) sold its unprofitable land-based casino spa and resort in Mesquite, Nevada (the "Mesquite Property"), (iii) reduced senior management and corporate staff that had concentrated on development activities and (iv) disposed of assets held for future development and assets that were not needed for its core operating focus. The Company's capital expenditures since that time have been used to complete and open the Maryland Heights Facility in March, 1997, open a new island-themed dining and entertainment barge at the Metropolis facility in December, 1997, and acquire, in January, 1998, a 269-room hotel formerly operated as the Lake Charles Holiday Inn, which is located adjacent to the Company's Lake Charles facility (the "Lake Charles Holiday Inn Acquisition").

     The Company's principal executive offices are located at 1300 Atlantic Avenue, Suite 800, Atlantic City, New Jersey 08401
(Telephone: 609-449-7777).

Metropolis Operations

     The Metropolis facility commenced operations on February 23, 1993 and is the only riverboat casino operating in southern Illinois. The Company holds one of ten statutorily authorized gaming licenses in Illinois. Under Illinois law, licenses are renewed annually after the first three years of operation. The Metropolis gaming license was most recently renewed for a one-year period in February, 1998.

     The Metropolis facility offers a four deck historical replica of a paddlewheel riverboat. The riverboat features a fully-equipped Las Vegas style casino that contains approximately 22,000 square feet of gaming space. The casino is equipped with 900 slot machines and 50 table games for a total of approximately 1,200 gaming positions as defined by Illinois regulation. Beginning in June, 1995, the Company changed its Metropolis cruising schedule from a three-hour cruise to a two-hour cruise in order to increase patron boarding opportunities.

     The docking site at the Metropolis facility includes a new $9.6 million dining and entertainment facility which was added in December, 1997. This 27,000 square foot barge has a tropical theme and offers a 300-seat upgraded buffet facility, a 140-seat fine dining facility, a new entertainment lounge, a queuing and guest services area and a VIP area. The Metropolis facility has approximately 1,400 automobile and bus parking spaces.

     The Company also holds a 12.5% limited partnership interest in a joint venture which constructed a 120-room hotel adjacent to the Metropolis facility. The hotel opened in March, 1994. The Company is entitled to a discounted rate for a specified number of hotel rooms used for casino guests. The Company also leases, under a ten-year agreement, a 350-seat cabaret style theater adjacent to the hotel, which is used for special events and promotions.

     The Metropolis facility is located approximately three miles from U.S. Interstate 24, a major highway through Illinois, Kentucky and Tennessee. Passenger counts are higher during warmer weather (from late Spring through early Fall) than during the Winter months. The Company anticipates that this seasonal passenger count trend will continue in the future.

Lake Charles Operations

     The Lake Charles facility commenced operations in the City of Lake Charles, Louisiana on December 8, 1993 with one riverboat casino, the Players Lake Charles Riverboat. In January 1995, the Company acquired all interests in a partnership that owned another fully-equipped Las Vegas style riverboat casino, the Star Riverboat, which previously operated for one and one-half years on Lake Pontchartrain near New Orleans. The Company relocated the Star Riverboat to Lake Charles and reopened it in April, 1995. The Company presently holds two of a current maximum of fifteen statutorily authorized riverboat casino licenses in Louisiana. Under Louisiana law, licenses are initially issued for a term of five years and then considered for renewal annually thereafter. The initial Players Lake Charles Riverboat license will expire December 6, 1998. The initial Star Riverboat license will expire August 9, 1998.

     The Players Lake Charles Riverboat and the Star Riverboat are docked at a common docking site. The Players Lake Charles Riverboat is a fully-equipped three deck Las Vegas style casino that has approximately 29,200 square feet of gaming space and is equipped with 998 slot machines and 60 table games for a total of approximately 1,427 gaming positions. The Star Riverboat is a fully-equipped three deck Las Vegas style casino that has approximately 21,730 square feet of gaming space and is equipped with 729 slot machines and 46 table games for a total of approximately 1,069 gaming positions. Both the Players Lake Charles Riverboat and the Star Riverboat operate staggered three-hour cruises up to 24 hours a day. While each riverboat is required by state law to cruise, the staggered cruise schedules allow the Company to offer patrons the equivalent of dockside gaming since a riverboat is almost continually available for boarding by patrons at the docking site.

     The Lake Charles facility features the Players Hotel, a Company-owned land based 134-room hotel with meeting and entertainment space and a 60,000 square foot floating entertainment "Island." Riverboat casino passengers walk through the Island, which is connected to the Players Hotel by a covered walkway, to board the Players Lake Charles Riverboat and the Star Riverboat. The Island offers a tropical theme with lush foliage, waterfalls and rockscapes. The Island includes a gift shop, a 150-seat upscale restaurant, a 350-seat buffet restaurant, a 145-seat sports bar, and a 50-seat Cajun themed snack bar. The
Island also offers a large queuing area and a pirate themed animatronics show for guests to view on their way to board the riverboats. The Company also maintains a permanently moored barge of approximately 10,000 square feet adjacent to the Island, which houses an employee breakroom, administrative offices and mechanical rooms.

     On January 9, 1998, the Company completed the acquisition of a 269-room hotel formerly operated as the Lake Charles Holiday Inn, for a total purchase price of approximately $19.2 million. The Company's management believes that the Lake Charles Holiday Inn Acquisition will allow it to enhance its Lake Charles gaming operations by offering additional hotel rooms as part of its marketing programs and increasing the length of stay of traveling patrons, thereby increasing traffic to the casinos. The hotel, which is located adjacent to the Company's Lake Charles property, is not operated as a Holiday Inn-franchised hotel.

     Parking facilities at the Lake Charles facility consist of a 540 space, on-site multi-story parking garage, a 270-space surface parking area obtained through the Lake Charles Holiday Inn Acquisition and several off-site surface parking facilities that provide approximately 900 additional automobile and bus parking spaces.

     The Company recently reached an agreement with the City of Lake Charles, both to settle certain litigation with the City and to establish a permanent method of calculating the admission fee payable to the City on the Company's two Lake Charles Riverboats. Under the new agreement, which began as of March 1, 1998, the Company will pay the City both a percentage of gaming revenue in lieu of a per-passenger admission fee, and a fixed annual payment of approximately $544,000 per year for ten years. The percentage payment is subject to certain minimum payments, as specified in the agreement. See "--Louisiana Gaming Regulation."

     The City of Lake Charles and the surrounding area have a population of approximately 300,000 adults of legal gaming age within a 50-mile radius. The Lake Charles facility's primary market area also includes such population centers as Houston, Beaumont, Galveston, Orange and Port Arthur, Texas and Lafayette and Baton Rouge, Louisiana. Approximately 4.4 million adults of legal gaming age reside within 150 miles of the Lake Charles facility. The Lake Charles facility is situated immediately adjacent to U.S. Interstate 10 which connects Houston, Beaumont and Lake Charles providing easy access to the casinos. The Lake Charles Riverboats draw over half of their patrons from Texas, due in large part to the current absence of legalized casino gaming in Texas. The facility faces direct competition from Isle of Capri casino, situated approximately one mile from the Lake Charles facility, and the land-based Coushatta Indian casino situated in Kinder, Louisiana, approximately 35 miles away.

     Road construction is tentatively scheduled to begin on U.S. Interstate 10 near the Company's Lake Charles facility in September, 1998 and is scheduled to be completed in March, 1999. The construction will result in lanes of U.S. Interstate 10 being closed for periods of time, although the Company has been advised that one Eastbound lane and one Westbound lane will always remain open, permitting access to and from the casino. The Company does not know what effect, if any, the traffic delays caused by road construction will have on patronage to the facility, although significant delays may adversely impact patronage to the Company's facility.


Maryland Heights Operations

     On March 11, 1997, the Company and Harrah's opened a riverboat casino entertainment facility in Maryland Heights, Missouri, a suburb of St. Louis. The Maryland Heights Facility offers four permanently moored, dockside riverboat casinos totaling approximately 120,000 square feet of gaming space. The four casinos at the Maryland Heights Facility are permanently moored to a land-based 95,000 square foot entertainment facility, which has a turn-of-the-century St. Louis theme and includes retail shops, two 125-seat specialty restaurants (the Company and Harrah's each operate one of the specialty restaurants), a 540-seat buffet, a 125-seat entertainment lounge, a variety of retail stores, a child care facility, 10,000 square feet of convention/meeting space, a 9,000 square-foot sports bar and a 1,850 space parking garage and 2,650 surface parking spaces (the "Maryland Heights Entertainment Facility"). The Maryland Heights Facility also offers a 291-room hotel with 12 luxury suites
(individually,  the "Maryland Heights Hotel," and  together  with
the   Maryland  Heights  Entertainment  Facility,  the  "Landside
Facility").

     The Company and Harrah's each individually manage, operate and market two of the four permanently moored, dockside casinos pursuant to separate gaming licenses. The Company's Maryland Heights Casinos have total gaming space of approximately 60,000 square feet and are equipped with, in the aggregate, 1,334 slot machines and 80 table games for a total of approximately 1,814 gaming positions. The Company's Maryland Heights Casinos feature a tropical island theme with lush foliage, waterfalls and rockscape. In accordance with Missouri gaming regulations, one of the Company's two casinos remains open for patron boarding for a _ hour period while the other Company casino is closed to boarding, and only one casino facility is open for boarding at any given time. Only one of the Harrah's casinos at the Maryland Heights Facility is likewise open for boarding at any given time. The Company's Maryland Heights Casinos pay Harrah's a ground lease payment based upon a percentage of their annual net gaming revenue.

     Both the Company and Harrah's are 50% owners of the Maryland Heights Joint Venture, the entity which (i) owns the Maryland Heights Entertainment Facility and the Maryland Heights Hotel and (ii) owns the dockside barges that house each of Harrah's and the Company's casino operations at the Maryland
Heights Facility. Under the agreement governing the Maryland Heights Joint Venture (the "Maryland Heights Joint Venture Agreement"), each of Players and Harrah's (i) is entitled to 50% of all profits, and is responsible for 50% of all losses, from the Landside Properties (excluding profits and losses from each entity's separately operated specialty restaurant), (ii) was responsible for the fit-out, furnishings and equipment at its own specialty restaurant and casinos, and (iii) derives all profits, and is responsible for all losses, from its separately operated specialty restaurant and casinos. The Company expended approximately $26.5 million for the fit-out, furnishings and equipment of its separately operated specialty restaurant and casinos, including approximately $12.6 million for slot machines and other gaming equipment. The Company's share of the total project cost, excluding capitalized interest, approximates $141 million.

     The Maryland Heights Facility is strategically located to attract patrons from a local population base of approximately 2.3 million in the greater St. Louis metropolitan region. The site features easy accessibility, a high level of drive-by traffic, and is located adjacent to the Riverport Amphitheater, which currently attracts 500,000 visitors per year.

     Pursuant to a separate management agreement (the "Management Agreement"), an affiliate of Harrah's manages the Maryland Heights Hotel and the Maryland Heights Entertainment Facility, with the exception of the Company's specialty restaurant and retail space. The Management Agreement has a basic term that expires on December 31, 2005, with fourteen renewal terms of five years each.

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

      The Company is involved in certain litigation regarding the constitutionality of gaming facilities (such as the Maryland Heights Facility) located upon artificial basins fed by the Missouri River. See Part I, Item 3, W. Todd Akin, et al. v. Missouri Gaming Commission. Based on the outcome of the November referendum and subsequent court proceedings, the possibility exists that the Company could be forced either to remediate or close the Maryland Heights Facility.

Players Bluegrass Downs Operations

      Players Bluegrass Downs, a racetrack located in Paducah, Kentucky, was acquired by the Company in November, 1993 and holds live racing meets each Fall as well as year-round simulcasting of horse racing events. During the year when live race meets are not scheduled, the racetrack facilities are leased for special events and activities. During the fourth quarter of fiscal 1997, the Company reevaluated Players Bluegrass Downs, determined that the investment was impaired, and wrote down the facility to a value of $475,000. During fiscal 1999, the Company plans to begin operating Players Bluegrass Downs as a harness racetrack and discontinue the thoroughbred racing that previously had been conducted.

Discontinued Mesquite Operations

     On February 28, 1997, the Company entered into an Asset Purchase Agreement with RBG, LLC to sell substantially all of the assets constituting its unprofitable Mesquite Property for $29 million cash and a $1.5 million two-year promissory note. Following final consummation of the sale transaction, the Company ceased operating the Mesquite Property on June 30, 1997.

Competition

     The casino gaming industry includes land-based casinos, dockside casinos, cruising riverboat casinos and land-based casinos on Indian reservations. The gaming industry is highly competitive and is composed of a large number of companies. Numerous states have legalized gaming and several other states are considering the legalization of gaming in designated areas. Indian gaming on tribal land also continues to expand. As a result of the proliferation of gaming, the Company's operations have been adversely affected. New gaming facilities that have opened in markets served by the Company's facilities have diluted the market by competing for existing patrons of the Company's facilities. The Company anticipates this trend will continue as new competition comes on line and existing competitors enhance their facilities. In addition, many of the Company's direct competitors have significantly greater resources as compared to those of the Company. Competitors with greater resources than the Company enjoy a competitive advantage since they have more flexibility in the manner in which they manage, operate and expand their facilities.

     The Metropolis facility's closest gaming competitor operates in Evansville, Indiana, approximately 110 miles away. Another competing riverboat casino operates in Caruthersville, Missouri, which is approximately 120 miles southwest of the Metropolis facility. A competitor plans to open a casino hotel resort in late-1998 in Corydon, Indiana, across from Louisville Kentucky, approximately 200 miles from Metropolis. While this facility should have limited direct impact on Metropolis, the introduction of additional capacity could intensify competition for all existing gaming operators in Southern Illinois and Indiana for patrons residing in common shared outer markets, specifically patrons residing in Tennessee. The Metropolis facility faces further competition as additional riverboats become licensed in Southern Indiana and Missouri. Metropolis also experiences significant competition for Tennessee patrons, as well as some Illinois and Missouri patrons, from dockside casinos in Tunica, Mississippi. Casinos operating in Tunica, Mississippi enjoy a competitive advantage over the Company's Metropolis facility since they offer permanently moored, dockside facilities while the Company's riverboat is required to cruise by state law.

     The Lake Charles facility faces direct competition from Isle of Capri, which opened with one Las Vegas style riverboat casino on July 29, 1995 in Westlake, Louisiana, approximately one mile from the Company's facility. In May 1996, the Isle of Capri opened a 105,000 square foot pavilion which offers a 489-seat buffet, a live entertainment facility, retail operations and a 1,400 space parking garage. In July, 1996, the Isle of Capri opened a second Las Vegas style riverboat casino. The first of the Isle of Capri's two riverboat casinos presently offers approximately 24,700 square feet of gaming space with 892 slot machines and 46 table games, while the other riverboat casino offers approximately 24,200 square feet of gaming space with 944 slot machines and 48 table games. A 241-room hotel and a restaurant constructed by Isle of Capri opened in September, 1997. Construction of another hotel has also been announced. Eastbound travelers from Texas and western Louisiana on
Interstate 10 are able to access the Isle of Capri prior to reaching the Company's facility.

     The Lake Charles facility also faces direct competition from the land-based Coushatta Indian casino facility in Kinder, Louisiana. The Coushatta facility, which opened in January, 1995, and expanded in August, 1995, is a Las Vegas style casino that currently offers approximately 71,000 square feet of gaming space, 2,100 slot machines and 72 table games. Grand Casinos, Inc., which manages the facility, has also opened an upscale restaurant and a 200-pad RV park. Construction on a 650 room hotel is underway, and further expansion plans, which include an additional 27,000 square feet of gaming space, an additional restaurant, and a golf course have been announced. In addition to the Coushatta facility, the Lake Charles facility competes to a lesser degree with riverboat operators in Baton Rouge, approximately 125 miles east of Lake Charles, the New Orleans area, approximately 200 miles east of Lake Charles, and the Shreveport/Bossier City area, which is approximately 180 miles north of Lake Charles.

     In the 1997 Regular Session of the Louisiana Legislature, a law was passed authorizing the operation of slot machines at three horse racing tracks in Louisiana, including a racetrack situated in Calcasieu Parish (the same Parish as the Company's Lake Charles facility), Delta Downs. Under the law, before slot machines can be operated at Delta Downs (a) voter approval is required through a local referendum election in Calcasieu Parish and (b) companion legislation must be passed by the Louisiana Legislature to establish the tax rate to be levied on slot machine revenues. In the Fall of 1997, voters in Calcasieu Parish voted not to authorize the operation of slot machines at Delta Downs. In addition, the Louisiana Legislature, in its 1998 Fiscal Session, failed to pass such companion tax legislation. However, the law provides that another local referendum may be conducted every two years, and companion tax legislation may be considered in any future session of the Louisiana Legislature.

     The Company's Maryland Heights Casinos compete with all of the gaming operators in the greater St. Louis market, including the Company's joint venture partner, Harrah's, the nearby St. Charles Station in St. Charles, Missouri, the President Riverboat in downtown St. Louis, Missouri, the Alton Belle in Alton, Illinois and the Casino Queen in East St. Louis, Illinois. The Company's joint venture partner, Harrah's, has 1,395 slot machines and 60 table games for a total of approximately 1,755 gaming positions. The President facility operates a single gaming facility with 1,065 slot machines and 60 table games for a total of approximately 1,601 gaming positions. The St. Charles facility consists of two riverboat gaming facilities with a total of 1,792 slot machines and 90 table games for a total of approximately 2,387 gaming positions. Additionally, St. Charles has announced a $190 million expansion project, for which construction has been halted for at least a temporary basis. Casino Queen operates a single riverboat with 1,011 slots and 52 table games for a total of approximately 1,323 gaming positions. Alton Belle has a total of 684 slots and 35 table games for a total of approximately 894 gaming positions. As Illinois operators, neither the Casino Queen nor the Alton Belle are subject to the same loss limits per passenger imposed in Missouri. The Company's Maryland Heights Casinos may compete with additional riverboats in the St. Louis metropolitan area to the extent that additional licenses, if any, are granted by the Missouri Gaming Commission.

Employees

     As of June 12, 1998, the Company had approximately 3,700 employees, including 850 employed in Metropolis, 1,781 employed in Lake Charles, 44 employed at Players Bluegrass Downs, 990 employed in Maryland Heights and 36 employed in the Company's corporate and administrative offices. The Company believes its relations with its employees are generally good.

Gaming Regulation

     The Company is subject to state and Federal laws which regulate businesses generally and the gaming business specifically. Below is a brief description of some of the more significant regulations to which the Company is subject. All laws are subject to change and different interpretations. This is especially true with respect to current laws regulating the gaming industry, since in many cases these laws and the regulatory agencies applying them are relatively new. Changes in laws or their interpretation may result in the imposition of more stringent, burdensome and expensive requirements, or the outright prohibition of an activity.

Illinois Gaming Regulation

     The Riverboat Gambling Act of Illinois (the "Illinois Riverboat Act") currently authorizes a five-member Illinois Gaming Board to issue up to ten riverboat gaming licenses. Eight additional licensees are currently operating in Illinois. A ninth license was not renewed by the Board. The status of this license renewal remains pending until final action by the Board after administrative procedures are completed. The Illinois General Assembly is currently entertaining legislation to expand the number of permitted riverboat gaming licenses beyond ten. Each owner's license entitles the licensee to own and operate up to two riverboats (with a combined maximum of 1,200 "gaming positions," as such term is defined under Illinois law) and equipment thereon from a specified dock site. The duration of the license initially runs for a period of three years. Thereafter, the license is subject to renewal on an annual basis upon, among other things, a determination by the Illinois Gaming Board that the licensee continues to meet all of the requirements of the Illinois Riverboat Act and the Illinois Gaming Board's Rules. The Illinois Gaming Board issued an owner's license to a wholly-owned subsidiary of the Company for its Metropolis facility in February, 1993. The Metropolis facility's license was most recently renewed in February, 1998. All licensees have a continuing duty to maintain suitability for licensure.

     The Illinois Riverboat Act and Illinois Gaming Board Rules grant the Illinois Gaming Board extensive jurisdiction and specific powers and duties for the purposes of administering, regulating and enforcing the system of riverboat gaming. These powers are far reaching and include the power to limit, proscribe or effectively rescind the payment of dividends or the repayment of indebtedness to the Company in certain circumstances, including any adverse financial condition, default, non-compliance or insolvency of any Subsidiary or the Company. The Illinois Gaming Board may revoke, suspend or place conditions on licenses or fine licensees, in any case as the Illinois Gaming Board may see fit and in compliance with applicable laws of the
State of Illinois regarding administrative procedures and may suspend an owner's license, without notice or hearing, upon a determination that the safety or health of patrons or employees is jeopardized by continuing a riverboat's operation. The suspension may remain in effect until the Illinois Gaming Board determines that the cause for suspension has been abated. The Illinois Gaming Board may revoke the owner's license upon a determination that the owner has not made satisfactory progress toward abating the hazard.

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

     A person employed at a riverboat gaming operation must hold an occupation license from the Illinois Gaming Board, which permits the holder to perform only activities included within such holder's level of occupation license or any lower level of occupation license. The Illinois Gaming Board also requires that officers, directors and other key persons of a gaming operation be licensed. In addition, a riverboat licensee can purchase or lease gaming equipment or supplies only from a supplier who has been issued a supplier's license by the Illinois Gaming Board.

     As a condition to maintaining an owner's license, the licensee must, among other things, submit detailed financial information and other information to the Illinois Gaming Board including an annual audit by an independent certified public accountant, selected by the Administrator of the Illinois Gaming Board, of the financial transactions and conditions of the total operations of a holder of an owner's license, including the condition of the licensee and its internal control system. The holder of an owner's license must prepare and send to the
Administrator, and the independent certified public accountant selected by the Administrator, a written response to issues raised by such accountant's reports on: (i) the procedures required to be performed by such accountant on a quarterly basis with respect to certain aspects of the licensee's operations; and
(ii) the annual audit referred to above. Among other continuing obligations, the holder of an owner's license has a duty to promptly disclose any material changes in the information it provides to the Illinois Gaming Board. The holder of an owner's license must report promptly to the Administrator of the Illinois Gaming Board any facts which the holder has reasonable grounds to believe indicate a violation of law (other than minor traffic violations), an Illinois Gaming Board Rule, or a holder's internal controls committed by suppliers or licensed employees including, without limitation, the performance of licensed activities different than those permitted under their license. The duty to disclose changes in information previously provided to the Illinois Gaming Board continues throughout the period of licensure. A duty exists to promptly disclose the identity of a compensated agent acting on behalf of the holder of an owner's license with regard to action by the Illinois Gaming Board.

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

     Effective January 1, 1998, the Illinois Riverboat Act enacted a graduated wagering tax, from 15% to 35% of adjusted gross receipts from gaming. The tax is calculated at the following rates per calendar year: 15% up to and including
$25,000,000;  20%  in  excess of $25,000,000  but  not  exceeding
$50,000,000;  25%  in  excess of $50,000,000  but  not  exceeding
$75,000,000;  30%  in  excess of $75,000,000  but  not  exceeding
$100,000,000; and 35% in excess of $100,000,000.  The tax imposed is to be paid by the licensed owner to the Illinois Gaming Board on the day after the gaming day when the wagers were made. Prior to 1998, the wagering tax rate was a flat 20% of adjusted gross receipts from gaming. The Illinois legislation also requires that licensees pay a $2.00 admission tax for each person admitted to a gaming cruise.

     An ownership interest in a business entity (other than a publicly traded corporation) which has an interest in a holder of an owner's license may only be transferred or pledged as collateral with the permission of the Illinois Gaming Board. Any person or entity who or which, individually or in association with others, acquires directly or indirectly, beneficial ownership of more than 5% of any class of voting securities or non-voting securities convertible into voting securities of a publicly traded corporation which holds an ownership interest or a beneficial interest in the holder of an owner's license is required to file a Personal Disclosure Form 1. The Illinois Gaming Board, however, takes the position that it may require any individual or entity seeking a transfer of an ownership interest in an owner's license to file a Personal Disclosure Form 1. The Personal Disclosure Form 1 forms the basis of investigation by the Illinois Gaming Board to determine suitability of the person or entity seeking transfer of an ownership interest. If the Illinois Gaming Board denies an application for such a transfer, commencing as of the date the Illinois Gaming Board issues a notice that it denies such application, it will be unlawful for such applicant to receive any dividends or interest on his shares, to exercise, directly or indirectly, any right conferred by such shares, or to receive any remuneration from any person or entity holding any license under the Illinois Riverboat Act for services rendered. If the Illinois Gaming Board denies an application for such a transfer and if no hearing is requested or if the Illinois Gaming Board issues a final order of disqualification, the holder of an owner's license shall purchase all of the disqualified person's or entity's shares at the lesser of either the market price or the purchase price for such shares.

     A holder of an owner's license can only make distributions to stockholders to the extent such distributions would not impair the financial viability of the gaming operation. Factors to be considered should include, but not be limited to, the following:
(i) working capital requirements; (ii) debt service requirements;
(iii) repairs and maintenance requirements; and (iv) capital expenditure requirements.

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

     The Riverboat Act authorizes the issuance of up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish. Pursuant to legislation passed in a Special Session of the Louisiana Legislature in March, 1996, authority to supervise riverboat gaming activities is vested in the Louisiana Gaming Control Board, the successor regulatory agency to the Louisiana Riverboat Gaming Commission. The Louisiana Gaming Control Board, by regulation, has delegated certain responsibilities relating to investigations, issuance and renewal of certain licenses and permits, audits and enforcement of Louisiana riverboat gaming laws to the Riverboat Gaming Enforcement Division of the Louisiana State Police (the "Louisiana Enforcement Division"). The Louisiana Enforcement Division has broad powers over licensees and such powers, together with the provisions of the Riverboat Act could operate to limit, proscribe or effectively rescind the payment of dividends or the repayment of indebtedness to the Company in certain circumstances, including any adverse financial condition, default, non-compliance or insolvency of any Subsidiary or the Company.

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

     An initial license to conduct riverboat gaming operations is valid for a term of five years. A subsidiary of the Company was issued an initial operator's license by the Louisiana Enforcement Division for the Players Lake Charles Riverboat on December 6, 1993. Another subsidiary of the Company holds an operator's license for the Star Riverboat (which was acquired by the Company in 1995) which was issued on August 9, 1993 and is scheduled to expire in August, 1998. The Louisiana gaming law provides that a renewal application for each one year period succeeding the initial five year term of the operator's license must be made to the Louisiana Enforcement Division. The application for renewal consists of a statement under oath of any and all changes in information, including financial information, provided in the previous application. The Company recently filed the application for renewal of the Star Riverboat license.

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

     Riverboat gaming licensees and their Affiliated Gaming Persons are required to notify the Louisiana Gaming Control Board 60 days prior to the receipt by any such persons of any loans or extensions of credit, or modifications thereof. The Louisiana Gaming Control Board is required to investigate the reported loan, extension of credit or modification thereof and to determine whether an exemption exists from the requirement of prior written approval and, if no exclusion applies, to either approve or disapprove the transaction. If disapproved, the transaction cannot be entered into by the licensee or Affiliated Gaming Person. The Company is an Affiliated Gaming Person of its Louisiana subsidiaries that are the licensees of the Players Lake Charles Riverboat and the Star Riverboat.

     Fees   for  conducting  gaming  activities  on  a  riverboat
include: (i) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter; plus
(ii) 18-1/2% of net gaming proceeds.

     The Company also has paid since opening a $2.50 per passenger admission fee to the City of Lake Charles. The Company and the City of Lake Charles recently instituted litigation against each other (now settled) concerning the method of computing this admission fee. In 1995, Louisiana enacted legislation authorizing the governing authority of Calcasieu Parish to levy an additional admission fee of fifty cents per passenger, the proceeds of which are used primarily to fund education in the parish. This increase is applicable to the Company's two Lake Charles riverboats. The Company recently reached an agreement with the City of Lake Charles, both to settle such litigation with the City and to establish a permanent method of calculating the admission fee payable to the City on the Company's two Lake Charles Riverboats. Under the new agreement, which began as of March 1, 1998, the Company will pay the City both a percentage of gaming revenue in lieu of a per-passenger admission fee, and a fixed annual payment of approximately $544,000 per year for ten years. The percentage payment is subject to certain minimum payments, as specified in the agreement.

     In the 1996 Special Session of the Louisiana Legislature, legislation was enacted providing for local option elections in November, 1996, on a parish-by-parish basis which gave voters in communities across the state the opportunity to decide the fate of certain forms of gaming in their parishes. In Calcasieu Parish, where the Company's Lake Charles facility is located, the referendum determined whether VLTs and riverboat gaming would continue to be permitted. In November, 1996, voters in Calcasieu Parish voted favorably to permit the continuation of both forms of gaming.

     In the 1996 Special Session, legislation was also enacted placing a constitutional amendment on the October, 1996 election ballot to limit the expansion of gaming in Louisiana. In
October, 1996, voters favorably passed the constitutional amendment. The constitutional amendment requires local option elections before new forms of gaming can be brought into a parish. The measure also requires a local option referendum before a riverboat can move into a parish that has not already authorized riverboat gaming. In the 1997 Regular Session of the Louisiana Legislature, a law was passed authorizing the operation of slot machines at three horse racing tracks in Louisiana, including a racetrack situated in Calcasieu Parish (the same Parish as the Company's Lake Charles facility), Delta Downs. Under the law, before slot machines can be operated at Delta Downs both voter approval is required through a local referendum election in Calcasieu Parish and the passage of companion legislation by the Louisiana Legislature to establish the tax rate to be levied on slot machine revenues. In the Fall of 1997, voters in Calcasieu Parish voted not to authorize the operation of slot machines at Delta Downs. In addition, the Louisiana Legislature, in its 1998 Fiscal Session, failed to pass such companion tax legislation. However, the law provides that another local referendum may be conducted every two years, and companion tax legislation may be considered in any future session of the Louisiana Legislature.


Missouri Gaming Regulation

     In November, 1992, the voters of Missouri approved a referendum authorizing riverboat gaming in Missouri. In 1993, the Missouri Legislature enacted legislation which substantially revised the referendum legislation regarding riverboat gaming and its regulation (the "Missouri Gaming Act"). The Missouri Gaming Act established the Missouri Gaming Commission, which has broad jurisdiction over and supervisory powers concerning gaming operations conducted under the Missouri Gaming Act. These powers are far reaching and include the power to limit, proscribe or effectively rescind the payment of dividends or the repayment of indebtedness to the Company in certain circumstances, including any adverse financial condition, default, non-compliance or insolvency of any Subsidiary or the Company.

     Following a challenge to legislation authorizing riverboat casino gaming, a January, 1994, Missouri Supreme Court ruling created uncertainties regarding the extent to which casino gaming is constitutional in Missouri. In February, 1994, the Missouri Legislature passed legislation which permitted voters to amend the State Constitution to permit legislation reauthorizing riverboat casino gaming consistent with the State Constitution. The vote on the proposed State Constitutional amendment was held in April, 1994, to permit games of chance on riverboat casinos. In the April, 1994, vote, the State Constitutional amendment was narrowly defeated. As a result of the Missouri legislature's actions in February, 1994, several municipalities in Missouri which had previously approved local ordinances permitting gaming, including the City of Maryland Heights, resubmitted the local gaming activities ordinances to the voters in April, 1994, as well. The Maryland Heights ordinance was approved by municipal voters in the April, 1994, vote. Subsequently, at the statewide general election held November 8, 1994, a second proposal to amend the Missouri Constitution to permit games of chance on riverboats and floating facilities on the Missouri and Mississippi Rivers was adopted. As a result thereof, effective December 8, 1994, reel slot machines and other games of chance were authorized for use in Missouri casinos.

     The Missouri Gaming Act calls for licensure of owners (Class A license), operators (Class B license), suppliers and gaming-related occupations. On March 11, 1997, a subsidiary of the Company received two Class B licenses in Maryland Heights to operate its two permanently moored riverboat casinos. In addition, the Maryland Heights Joint Venture was issued four Class A licenses, one for each of the four riverboat casinos permanently moored at Maryland Heights, Missouri.

     The Missouri Gaming Act provides a maximum loss limit of $500 per individual player per gaming excursion. Gaming excursions are required by regulation to be no less than two hours and no more than four hours in duration. Excursion gaming boats are required to cruise, unless the Missouri Gaming Commission determines under applicable criteria to permit gaming at a continuously docked boat. Such criteria include, among other items, danger to the boat's passengers because of the location of the dock or excursion cruising conditions, disruption of interstate commerce, violation of another state's laws or Federal law, or possible interference with railway or barge transportation. On March 11, 1997 the Missouri Gaming Commission authorized the Company's Maryland Heights Casinos to remain continuously docked at its present Maryland Heights location. In accordance with Missouri gaming regulations, one of the Company's two casinos is open for patron boarding at different times than the other Company casino, so that only one Company casino is boarding at any given time. Harrah's casinos at the Maryland Heights Facility operate in a similar manner.

     Under  the  Missouri  Gaming Act,  gaming  is  permitted  in
Missouri  only  on  the  Missouri  and  Mississippi  Rivers.   In
November 1997 the Missouri Supreme Court remanded a case involving the Company. W. Todd Akin et. al. v. Missouri Gaming Commission, to the trial court in Cole County, Missouri with respect to issues raised under the Missouri Gaming Act. While the Plaintiffs in this case have dismissed their claim without prejudice, the Missouri Gaming Commission and the Attorney General's Office of Missouri have notified the Company that they have issued Preliminary Orders for Disciplinary Action against the Company's Maryland Heights Facility. See Item 3 below for more detailed description.

     There is no statewide numerical limit to the number of licenses which may be granted to permit riverboat casino operations. As a result of the Missouri Legislature's May, 1994, amendments to the Missouri Gaming Act, prior uncertainty has been eliminated regarding whether any city or county outside of the two major metropolitan areas of Missouri (St. Louis/St. Louis County and the Kansas City metropolitan area) may be granted more than one license. Under the May, 1994, amendments to the Missouri Gaming Act, any city or county may be granted more than one license if the "home dock" city or county has authorized more than one excursion gaming boat. However, within all cities and counties in Missouri, the Missouri Gaming Commission has the ultimate responsibility for setting the number, location and type of licensed boats. Excursion gaming boats also must be authorized by the local home dock city or county.

     Licensees must establish financial responsibility sufficient to meet adequately the requirements of the proposed enterprise. Additionally, the Missouri Gaming Commission's regulations prohibit withdrawals of capital by, or the making of loans, advances, or distributions of any type of assets to its owner(s), in excess of 5% of such entity's accumulated earnings without Missouri Gaming Commission approval.

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

     The Missouri Gaming Act directly subjects the gaming enterprises to various Missouri taxes. An admission fee of $2.00 per ticket per excursion must be paid to the Missouri Gaming Commission. Licensees may charge any admission fee above the $2.00 amount that they desire. Gaming enterprises in Missouri are also subject to an "adjusted gross receipts tax" equal to 20% of the gross receipts from licensed gaming games and devices less winnings paid to wagerers. Owners/operators are subject to all other income taxes, sales taxes, earnings taxes, use taxes, property taxes or any other tax or fee levied by local, state or Federal governments.

     Transfer of a Class A or Class B gaming license (the type of licenses obtained in connection with the operation of the Maryland Heights Facility) is not permitted without approval of the Missouri Gaming Commission, nor may such interests be pledged as collateral without the approval of the Missouri Gaming Commission. No transfer of an interest of 5% or greater, directly or indirectly, in a publicly traded company holding a Class A or Class B license shall occur without the Missouri Gaming Commission's approval. Additionally, the Missouri Gaming Commission may require a licensee to maintain cash or cash equivalents, in an amount sufficient to protect patrons against defaults in gaming debts owed by the licensee.

     Application fees are based upon costs of investigation and approval of licenses. The minimum nonrefundable application fee is $50,000. Initial Class A and Class B licenses are granted for a term of one year. License renewal are granted for a term of two years. The annual fee for licensure is $25,000.


Kentucky Gaming Regulation

     The Company presently owns and operates Players Bluegrass Downs. Pursuant to the Kentucky statutes governing horse racing, the Kentucky Racing Commission (the "Racing Commission") has plenary power to promulgate administrative regulations prescribing conditions under which all legitimate horse racing and wagering thereon is conducted. The Racing Commission issues race track licenses on an annual basis and awards racing dates subsequent to an annual application required to be filed with the Racing Commission. The Racing Commission may revoke or suspend a license if the Racing Commission has reason to believe that any provision of the Kentucky statutes, administrative regulations, or conditions established by the Racing Commission has not been satisfied.

Proposed Texas Gaming Legislation

     Since the original Players Lake Charles Riverboat began operating on December 8, 1993, more than half of its patrons have come from Texas, with a significant portion coming from the metropolitan Houston area. Although casino gaming is not currently permitted in Texas, and the Attorney General of Texas has issued an opinion that gaming in Texas would require an amendment to the State's Constitution, the Texas legislature has considered various proposals to authorize casino gaming. To date, no bill authorizing casino gaming has passed. Bills may be introduced from time to time, however, whenever the legislature is in session. Since the Texas legislature (which meets every two years in odd-numbered years) did not pass legislation to amend the Texas State Constitution during the 1997 regular session, any such legislation will have to await the next regular session in 1999, or a special session of the legislature. Special sessions can only be called by the Governor for matters that were pending in the regular legislative session. Governor George Bush has taken a public position against legalized casino gaming in Texas. A constitutional amendment requires a two-thirds vote of those present and voting in each house of the Texas state legislature and approval by the electorate at a referendum.


U.S.  Coast Guard

     Each cruising riverboat also is regulated by the U.S. Coast Guard, whose regulations affect boat design and stipulate on-board facilities, equipment and personnel (including requirements that each vessel be operated by a minimum complement of licensed personnel) in addition to restricting the number of persons who can be aboard the boat at any one time. All vessels operated by the Company must hold a Certificate of Inspection. Loss of the Certificate of Inspection of a vessel would preclude its use as an operating riverboat. Cruising vessels such as those operated by the Company must be inspected every five years at a U.S. Coast Guard-approved dry-dock facility, which could cause a temporary loss of service that could last one month or longer, unless the U.S. Coast Guard determines that an alternative to drydocking is acceptable. The next such inspection is scheduled to occur in the Fall of 2000 for the Metropolis Riverboat, the Spring of 2000 for the Players Lake Charles Riverboat and the Fall of 1998 for the Lake Charles Star Riverboat. The Company is pursuing, as an alternative to drydocking, an underwater onsite inspection of the hull of the Lake Charles Star Riverboat, subject to U.S. Coast Guard approval. An underwater hull inspection would likely involve a minimal disruption in operations; however, no assurance can be given that drydocking and the related loss of service will not be required. Less stringent rules apply to permanently moored vessels such as the dockside barges used by the Company in Maryland Heights, Missouri. The Company believes that these regulations, and the requirements of operating and managing cruising gaming vessels generally, make it more difficult to conduct riverboat gaming than to operate land-based casinos.

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

     When any Divestiture Order is entered or when the Company tenders the consideration for which it may acquire Securities, as described above, the Securities in question shall no longer be entitled to any voting, dividend or other rights until such time as they have been appropriately divested. The foregoing provisions of the Company's Articles of Incorporation relating to required divestiture are in addition to, and not in replacement of, any applicable legal requirements.

     The terms of the Company's Senior Notes feature certain analogous provisions which could give rise to the obligation of the holder to sell such Senior Notes or the right of the Company to repurchase the Senior Notes at a price equal to the lower of the holder's cost, the principal amount or the then current market prices.

Paid Advertising and Marketing

     The Federal Communications Commission ("FCC") prohibits radio and television broadcasters from accepting advertising that actively promotes gaming, although the FCC does not ban all advertising for casino facilities. Federal regulation also restricts the circulation of certain materials related to gaming through the United States mail. The Company, together with the National Association of Broadcasters and several statewide associations of broadcasters (radio and television stations), brought suit against the FCC to invalidate the current restrictions on radio and television advertising of casinos on constitutional grounds. On December 16, 1997, the United States District Court for the District of New Jersey ruled in the Company's favor and declared the restrictions unconstitutional. The Company is now seeking to enjoin the FCC from enforcing the prohibitions nationwide.

Discouragement of Share Accumulations

     Various state limits requiring approvals of shareholdings over certain thresholds may discourage accumulations over such limits and therefore may discourage changes in control of the Company. See "- Gaming Regulations." The Federal laws referred to above may also discourage ownership by stockholders who are not citizens of the United States.

Forward-Looking Information

      Certain information included in this section and elsewhere in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the effects of competition, the resolution of pending or threatened litigation or regulatory proceedings concerning the Company's alleged non-compliance with Missouri's gaming laws and Constitution, plans for future riverboat hull inspections, I-10 road construction in Lake Charles, future borrowing and capital costs, equity repurchases and future issuances, plans for projects currently under development, plans for future expansion and property enhancements, business development activities, capital expenditure programs and requirements, financing sources and the effects of legislation and regulation (including possible gaming legislation, gaming licensure and regulation, state and local regulation, tax regulation, and the potential for regulatory reform). Forward looking statements can generally be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operation". Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions, and the Company's future financial condition and results of operations. These uncertainties and risks include, but are not limited to, those relating to conducting operations in an increasingly competitive environment, conducting operations at a newly or recently developed site or in a jurisdiction for which gaming has recently been permitted, changes in state and local laws and regulations, development and construction activities, leverage and debt service requirements (including sensitivity to fluctuation in interest rates), general economic conditions, the U.S. Coast Guard's acceptance of underwater hull inspections as an alternative to dry docking and inspection, changes in federal and state tax laws, the disruption to Lake Charles operations caused by road construction, action taken under applications for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and regulations), and the legalization of gaming in certain jurisdictions. As a consequence, current plans, anticipated actions, and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company and no assurance can be given that such statements will prove to be correct.

Item 2.   Properties

Metropolis, Illinois

     The Company leases its docking facilities in Metropolis, which cover 1,810 linear feet of riverfront, from the City of Metropolis pursuant to a 20-year lease with a 20-year renewal option at an annual rent of approximately $7,000. Under a separate 20-year lease with the City of Metropolis, the Company leases additional riverfront property immediately adjacent to its docking facilities for surface parking at an annual rate of
$2,500. The Company also owns several parcels of land in Metropolis, some with buildings, aggregating approximately eight acres, and leases an additional two acres. The owned or leased area is used primarily for customer parking or as office space. Some of the land is being held for development, and some of the current parking area may be developed, in which event the Company believes suitable replacement parking space could be obtained. In March, 1996, the Company completed a two-story office facility which accommodates the administrative staff.

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

Lake Charles, Louisiana

     On August 16, 1995, the Company entered into an agreement (the "Beeber Agreement") with The Beeber Corporation ("Beeber") to purchase Players Hotel and approximately 3 acres of real estate comprising the landside facility for the Players Lake Charles Riverboat and the Star Riverboat (collectively, the "Property"). Under this arrangement, as amended, the Company paid a total consideration of $6.7 million. As additional consideration, the Company is required to continue making certain payments to Beeber and a third party, which payments are related to a lease agreement dated May 19, 1993 between the Company and Beeber, as amended. Under this arrangement, the Company and such parties have entered into an agreement, dated July 27, 1995, whereby the Company is obligated to pay a total of $2.95 for each passenger who patronizes the Company's Lake Charles riverboats, subject to certain conditions.

Maryland Heights, Missouri

     On  November 2, 1995, the Company entered into the  Maryland
Heights Joint Venture Agreement with Harrah's to form a joint venture and co-develop the Maryland Heights Facility on an approximately 215 acre site in Maryland Heights, Missouri. An affiliate of Harrah's owns the property underlying the Maryland Heights Facility. The Maryland Heights Joint Venture Agreement provides for joint decision making with respect to major decisions for the Maryland Heights Joint Venture, such as matters relating to the approval of the annual operating budgets and annual plans, the incurrence of debt beyond amounts set forth in the operating budget and the construction of improvements to the Maryland Heights Joint Venture. Each of the Company and Harrah's have an eighty (80) year lease with the Harrah's affiliate for the property underlying their respective casinos. The leases for the Company and Harrah's are substantially identical, except that the Company pays rent and Harrah's does not pay rent. The Company's rent consists of a percentage rent equal to the following specified percentages multiplied by the relevant specified incremental levels of annual net gaming revenues at the Company's Maryland Heights Casinos: 2% of annual net gaming revenue up to $50 million, 3% of annual net gaming revenue between $50 million and $100 million, and 4% of annual net gaming revenue in excess of $100 million. Pursuant to the Management Agreement, a Harrah's affiliate manages the Maryland Heights Hotel and the Maryland Heights Entertainment Facility except for the Company's specialty restaurant and retail operations. See "Business-Maryland Heights Operations."


Bluegrass Downs, Kentucky

     In November 1993, the Company acquired Players Bluegrass Downs located in Paducah, Kentucky, in anticipation that the Kentucky legislature would enact legislation to authorize casino-type gaming, such as slot machines and table games, at licensed racetracks. If any legislation is adopted permitting additional forms of gaming at racetracks, the Company currently plans to develop its track into a facility that would offer all permitted forms of gaming. The racetrack is approximately ten miles from the Company's Metropolis facility. The next closest Kentucky racetrack to the Metropolis facility is Ellis Park, which is approximately 100 miles from each of Paducah and Metropolis. Players Bluegrass Downs consists of approximately 69.6 acres. The Company owns 58.3 acres and leases the remaining 11.3 acres. Players Bluegrass Downs includes a 5/8 mile oval racetrack, an enclosed 17,000 square foot clubhouse housing dining and wagering facilities, administrative areas, barns and related buildings that can accommodate 725 horses, and a parking area for more than 1,400 cars.

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

     On or about October 27, 1995 the Company was served with a purported class action captioned Schreier, et. al. v. Players International, et al. in the United States District Court for the District of Nevada, which is essentially identical to the Poulos and Ahern litigation, except for certain variations in the definition of the purported class. The matter has also been consolidated with the Poulos and Ahern litigation.

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

J.A. Miller, et. al. v. Showboat Star Partnership, et al.

     Showboat Star Partnership, a subsidiary of the Company, was served with a petition captioned J.A. Miller, et. al. v. Showboat Star Partnership, et. al. on or about February 27, 1997, Docket No. 10-14544, in the 38th Judicial District Court, Parish of Cameron, State of Louisiana. The plaintiffs, a group of oyster fishermen, allege in the petition that on or about February 2, 1997, the Star Riverboat discharged raw sewage and other hazardous and toxic substances from the bilge of the vessel into Lake Charles. Plaintiffs further allege that, since 1994, the Star Riverboat and the Players Lake Charles Riverboat have discharged raw sewage and other hazardous and toxic substances into Lake Charles which is part of the Calcasieu Estuary.
Plaintiffs claim that alleged acts of the Company have resulted in great damage to natural oyster beds forty-three (43) miles down river in Cameron Parish, resulting in oysters situated thereon to become dangerous and unfit for human consumption and or/preventing the oyster fishermen from harvesting oysters. The oyster fishermen are claiming both compensatory and punitive damages. The matter is in the early stages of litigation. The Company has filed several motions in response to the petition including motions to dismiss the action. The Company has also requested certain discovery in connection with the motions. The Company intends to vigorously defend this action.

Ceola and Richard Morris v. Players Lake Charles, Inc.; et al.

     Players Lake Charles, Inc. has been named as a defendant in a claim in Louisiana State Court for personal injuries filed by Ceola and Richard Morris. The claim allegedly resulted when a piece of fret-work aboard the Players Lake Charles Riverboat fell from the wall and allegedly hit Ms. Morris on the head. The Company's primary insurer with respect to this claim, Anglo American Insurance Company Limited ("Anglo American") has been placed in liquidation, which liquidation proceedings are still ongoing. It is not known whether, at the conclusion of such proceedings, Anglo American will have sufficient assets remaining to satisfy any judgment that may be obtained against the Company in this case, which is currently set for trial on September 8, 1998. The Company continues to pursue its claim against Anglo American.

W. Todd Akin, et. al. v. Missouri Gaming Commission

     W. Todd Akin et. al. v. Missouri Gaming Commission was filed in the Circuit Court of Cole County, Missouri, in August of 1996 in order to seek a judicial declaration that the Missouri Gaming Act is unconstitutional because, allegedly contrary to the Missouri Constitution, the Missouri Gaming Act permits gaming facilities (such as the Maryland Heights Facility) to be located upon artificial basins fed by the Missouri River. The Company and Harrah's, the Missouri Riverboat Gaming Association and the City of Maryland Heights intervened in order to protect their respective interests. The statute was found constitutional and the suit was dismissed without prejudice in its entirety on the merits by the trial court in December, 1996. That dismissal was appealed directly to the Missouri Supreme Court by the plaintiffs in January, 1997. On November 25, 1997, the Missouri Supreme Court ruled that gaming may occur only in artificial spaces that are contiguous to the surface stream of the Missouri and Mississippi Rivers. The case was remanded to the trial court for a factual determination as to whether those casino operators meet this requirement. The plaintiffs dismissed their case against the Company after this ruling but prior to a determination by the trial court on this issue. A number of Missouri gaming licensees conduct gaming operations directly on the Missouri and Mississippi rivers and thus these operators are not expected to be adversely affected by the implications of the Akin decision.

     In January, 1998, the Company was advised by the Missouri Gaming Commission that it intended to take disciplinary action against the licenses held by the Company in Maryland Heights for failure to comply with Missouri law, as modified and interpreted in the Akin decision, and to revoke the Company's licenses to conduct games of chance at the Maryland Heights Facility. In response to this, on January 9, 1998, the Company (and certain other casino companies) sought and obtained a Preliminary Writ of Prohibition from the Circuit Court of Cole County, prohibiting the Missouri Gaming Commission from taking disciplinary action against such companies. On January 29, 1998, following hearings on the Petition for Writ of Prohibition, the Circuit Court of Cole County made its Preliminary Writ of Prohibition permanent, holding that the companies had a constitutional right to due process which was violated by the proposed disciplinary actions of the Missouri Gaming Commission. The Missouri Gaming Commission appealed that decision granting a Writ of Prohibition to the Missouri Supreme Court. On May 28, 1998 the Missouri Supreme Court issued its decision in this case, reversing the decision of the Circuit Court and quashing the Writ of Prohibition issued against the Missouri Gaming Commission. The Court found that because the Missouri Gaming Commission presumptively had jurisdiction to take disciplinary action against gaming facilities for failing to comply with state law location requirements, a Writ of Prohibition was an inappropriate remedy. The Court held that the companies' objections to jurisdiction and other components of the proceedings should be addressed to the agency, and to the courts of appeal should the companies not prevail before the agency. The Court also held that the appeal was an effective alternative remedy at law because the Commission does have the authority to stay any adverse decision pending the outcome of all appeals, thus rendering prohibition an inappropriate remedy in the circumstances.

     On June 18, 1998, the Missouri Gaming Commission issued its Preliminary Orders for Disciplinary Action to the gaming companies affected by the Akin decision, including the Company. The Company has until July 18, 1998 to request a hearing on the Preliminary Orders for Disciplinary Action. The Company intends to request such a hearing, which stays the effect of the proposed Preliminary Orders indefinitely and entitles the Company to a full evidentiary hearing before the Missouri Gaming Commission's Hearing Officer. There are five gaming companies in separate locations which will be receiving Preliminary Orders for Disciplinary Action and for whom hearings must be conducted. The Missouri Gaming Commission has indicated that all hearings will be conducted prior to any recommended decision being submitted to the Commission by its Hearing Officer for a vote of the
Commission on final discipline for any facility. Hearings are anticipated to take several weeks. Discovery is permitted and it is anticipated that hearings are unlikely to commence prior to September or October of 1998. Should a recommendation adverse to the Company be made and adopted by the Missouri Gaming Commission, the Company may obtain a stay of any discipline, in order to appeal to the Missouri Court of Appeals, Western District. Appeals of this type ordinarily take six months to one year from filing to decision. Further appeal from any adverse decision of the Missouri Court of Appeals may then be taken by transfer to the Missouri Supreme Court.

     Because of management's belief that the Company is entitled to clarification of the uncertainty caused by the Akin decision and the Missouri Gaming Commission's and Attorney General's interpretation of it, the Company and Harrah's filed suit for a declaratory judgment in Circuit Court on January 22, 1998. Such suit seeks a declaration that: (i) the Company's reasonable reliance upon the prior approval of the Missouri Gaming Commission of its location prohibits adverse action by the Commission or Attorney General against the Company on the basis of the subsequent Akin decision; (ii) the Company, if found not in compliance to any extent, must be permitted a period of time within which to remedy any deficiency in its facilities to bring them into compliance; and (iii) the Company is entitled to be justly compensated for any financial loss resulting from adverse actions of the Missouri Gaming Commission or the Attorney General in enforcing their interpretation of the Akin decision. On February 23, 1998 the Commission filed its Motion to Dismiss the Petition for Lack of Ripeness and Failure to Exhaust Administrative Remedies. On March 26, 1998 arguments were heard on the Commission's Motion by the Circuit Court. On April 13, 1998 the Circuit Court issued its Order denying the Motions to Dismiss and requiring an Answer to be filed. Defendants' Answer to the Petition was filed May 1, 1998 and Plaintiff's Discovery commenced with Interrogatories and Requests for Production of Documents on April 16, 1998. While this case involves no monetary sum, it will be diligently prosecuted by the Company in order to obtain relief from the uncertainty created by the Akin decision.

     Because of the questions raised, but not answered, in the Missouri Supreme Court's Akin decision, and because the Company has not yet had its hearing on the Missouri Gaming Commission's Preliminary Order for Disciplinary Action, the Company cannot predict what effect the Missouri Supreme Court's ruling, or any action of the Attorney General or Missouri Gaming Commission, will have on the operations at Maryland Heights. At this time, based on discussions with Missouri legal counsel, management believes that any potential problem could be remedied through (i) a public referendum at the November 1998 Missouri election in order to cure any ambiguity or uncertainty in the law or (ii) the defenses available to the Company if a lawsuit or administrative action based on this ruling were to be brought or (iii) remedial action to the property. The riverboat gaming industry in Missouri is currently circulating petitions for signatures of 8% of the qualified voters in two-thirds of the state's congressional districts for the purpose of placing on the November 1998 statewide general election ballot a constitutional amendment authorizing floating facilities within 1,000 feet of the main channel of the Missouri and Mississippi Rivers. Such initiative, if approved by the voters, would terminate all litigation and disciplinary action described herein. The staff of the Missouri Gaming Commission has suggested to counsel for the Company that no final decision of the Missouri Gaming Commission on disciplinary actions is anticipated prior to the November, 1998 election. Should the initiative fail, the Company shall pursue its state administrative remedies before the Missouri Gaming Commission, judicial review before the courts of appeal, and the Company's litigation for declaratory judgment, injunction and compensation for regulatory taking of property described above.

     If, subsequent to any judicial or administrative resolution of any of the foregoing issues, remediation of the Maryland Heights property were considered, management would, prior to undertaking any remediation, (i) consult with Harrah's concerning the alternative means by which to remediate the property and the terms thereof, including whether the Company in such circumstances would be contractually obligated to fund any remediation effort and (ii) individually evaluate whether the cost of remediation would be justified in light of the projected future results of the Company's Maryland Heights operations. Management cannot presently provide any assurance as to whether the Maryland Heights Facility would be permitted to modify the facility to comply with any such remediation order or whether the Company's legal defenses, legislative or electoral avenues or other means available would be successful to permit continued use of the facility without interruption. Further, it is unclear, in the event of a determination of non-compliance, what penalty or monetary obligation or sanction, if any, including a possible temporary or permanent closure, could be imposed on the Maryland Heights Facility or the Company. If the Company could not, or chose not to, remediate the property and it were closed, the Company would incur a substantial write-down in asset values related to the property in addition to the possibility of incurring substantial losses related to any potential shut-down or suspension of operations. Such negative impacts may be offset, in part, by certain tax benefits.

Item  4.   Submission of Matters to a Vote of  Security  Holders;
Directors and Executive Officers of the Company

     During  the fourth quarter ended March 31, 1998,  no  matter
was  submitted  to  a  vote of the Company's  stockholders.   The
directors and executive officers of the Company are as follows:

                             PRESENT POSITION        DIRECTOR
           NAME              WITH THE COMPANY         SINCE     AGE
      Edward Fishman  Chairman of the Board of         1985      55
                      Directors
      Howard          President, Chief Executive       1986      53
      Goldberg        Officer and Director
      John Groom      Executive Vice President,        1997      53
                      Chief Operating Officer and
                      Director
      Marshall S.     Director                         1989      59
      Geller
      Lee Seidler     Director                         1987      63
      Charles Masson  Director                         1996      45
      Earl Webb       Director                         1996      42
      Lawrence Cohen  Director                         1996      40
      Vincent J.      Director                         1997      59
      Naimoli
      Alan R.  Buggy  Director                         1997      49
      Peter J.        Executive Vice President          --       52
      Aranow          Finance, Chief Financial
                      Officer, Treasurer and
                      Secretary
      Patrick H.      Vice President and General        --       36
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

     Howard Goldberg became President and Chief Operating Officer of the Company in May, 1993, and then became Chief Executive Officer in December, 1995. Prior to joining the Company as an officer, Mr. Goldberg was a director, and was the managing shareholder practicing law in the Atlantic City, New Jersey law firm of Horn, Goldberg, Gorny, Plackter, Weiss & Perskie ("Horn, Goldberg"), which has represented the Company since its inception. Since the advent of casino gaming in Atlantic City, Mr. Goldberg specialized in representing casinos in New Jersey and other jurisdictions for development and regulatory matters. Mr. Goldberg's name remains a part of the firm name of Horn, Goldberg, but he does not currently engage in any firm related activities or matters. The amount of any payments due him from the firm is not affected by or dependent upon fees paid by the Company to Horn, Goldberg. Mr. Goldberg currently serves as a director of iMall, Inc.

     John Groom joined the Company as Executive Vice President, Operations in January, 1996, and became Chief Operating Officer of the Company in September, 1996. From May, 1979 until January, 1995, Mr. Groom served in various executive management positions within the Caesars organization at Caesars Atlantic City and Caesars Palace Las Vegas.

     Marshall S. Geller is the Chairman and Chief Executive Officer of Geller & Friend Capital, a merchant banking investment company. He was formerly interim President and Chief Operating Officer of the Company from November, 1992, through April, 1993. From 1991 through 1995, Mr. Geller was the Senior Managing Partner and founder of Golenberg & Geller, Inc., a merchant banking investment company. Mr. Geller served as Vice Chairman of Gruntal & Co. Inc., an investment banking firm, from 1988 to 1990. From 1967 until 1988, he was a Senior Managing Director of Bear Stearns & Co. Inc., an investment banking firm ("Bear Stearns"). He is currently a director, and was formerly the interim Co-Chairman, of Hexcel Corporation. Mr. Geller is a director of Value Vision International, Inc. and serves as Chairman of its Investment Committee. He also serves on the Boards of Ballantyne of Omaha, Inc., iMall, Inc., DataLink Systems Corporation and Cabletel Communications Corporation.

     Lee Seidler is a private investor. He is affiliated with Bear Stearns as Managing Director Emeritus. From 1981 to 1989, he was a Senior Managing Director of Bear Stearns. He is a director of Synthetic Industries, Inc., The Shubert Organization, Inc. and The Shubert Foundation. Mr. Seidler was a Professor of Accounting and Price Waterhouse Professor of Auditing at New York University from 1965 to 1985.

     Charles M. Masson is an independent consultant and has been President of McCloud Partners, a private advisory firm in New York City since 1993. He served as the Chairman of the Board of Directors of Cadillac Fairview Corporation Limited, a real estate management and development company from September, 1994 through August, 1995, as a director of Salomon Brothers Inc. from 1991 through May, 1993, and as Vice President of Salomon Brothers Inc. from 1990 through 1993. Mr. Masson served as a director of Griffin Gaming & Entertainment, Inc. ("GG&E") (formerly Resorts International, Inc.) from November, 1993 until December, 1996. Mr. Masson served as a director of Color Tile, Inc. from August, 1996 until July, 1997.

     Earl E. Webb is the head of LaSalle Partners' Investment Banking Group, which provides real estate acquisition, disposition and financing services to clients that include domestic and foreign corporations, pension funds, developers and financial institutions. He serves on the Board of Directors of LaSalle Partners and as a member of its Management Committee.

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

     Vincent J. Naimoli has served as Chairman, President and Chief Executive Officer of Anchor Industries International, Inc., a multi-industry, operating, holding and financial services company since 1989 and as the Managing General Partner and Chief Executive Officer of the Tampa Bay Devil Rays since 1995. Mr. Naimoli served as a director of GG&E from May 1994 to December 1996, as Chairman, President and Chief Executive Officer of Doehler-Jarvis, Inc., a designer and manufacturer of precision aluminum castings, from 1991 to 1995, as Chairman, President and Chief Executive Officer of Harvard Industries, Inc., an automotive components company, from 1993 to 1997, and as Chairman, President and Chief Executive Officer of Ladish Company, Inc., a manufacturer of forged titanium and other metal components, from 1993 to 1995. He serves on the Board of Directors of Florida Progress Corporation, Russell-Stanley Corporation and Simplicity Pattern Company, Inc.

     Alan R. Buggy has served as President and Chief Executive Officer of The Chalfont Group, an investment company, since 1997. From 1994 to 1997, Mr. Buggy served as Managing Director of Price Waterhouse. From 1990 to 1993, Mr. Buggy served as Executive Chairman of ITC Entertainment Group. Mr. Buggy also served as Managing Director of Samuel Montagu, Inc., a merchant banking firm, from 1983 to 1990. From 1982 to 1983, he served as Senior Vice President of American Scandinavian Bank, managing the corporate finance and treasury divisions.

     Peter J. Aranow joined the Company as an Executive Vice President in May 1993, became Secretary in September 1993 and
Treasurer in March 1996. Mr. Aranow also served as Chief Financial Officer of the Company from May 1993 until March 1996, and from August 1997 to the present. From 1977 to May 1993, he was a Senior Managing Director in the investment banking department of Bear Stearns specializing in the gaming industry.

     Patrick H. Madamba, Jr. was appointed Vice President and General Counsel to the Company on June 10, 1997. Mr. Madamba joined the Company in January 1995 as Vice President and Associate General Counsel. From May, 1988 through January, 1995, he was associated with the law firm of Horn, Goldberg. From 1985 through 1988, he held various positions at the Claridge Casino Hotel in Atlantic City, New Jersey, including the position of Regulatory Affairs Manager.

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

     Fiscal 1997
          First Quarter                  12-1/8     9-1/8
          Second Quarter                 10-1/4     6-1/16
          Third Quarter                 7-13/16     5-1/8
          Fourth Quarter                 6-1/8      4-5/8

     Fiscal 1998

          First Quarter                  4-9/16       3
          Second Quarter                 4-7/16     2-3/8
          Third Quarter                  4-7/16     2-9/16
          Fourth Quarter                 5-1/8      3-1/8

     Fiscal 1999

          First Quarter (through June   5-37/64     4-1/2
          25, 1998)

      The last reported sales price of the Common Stock on the Nasdaq National Market on June 25, 1998 was 4 1/2 per share.
There were approximately 536 holders of record of the Company's Common Stock as of June 19, 1998.

     The Company has never declared or paid cash dividends on its Common Stock. Under the terms of the covenants of its Senior Notes and its Credit Line, the Company cannot pay cash dividends to the holders of its Common Stock. The Company presently intends to retain earnings to finance the operation and expansion of its business. See " Business Gaming Regulation" and "Company Repurchase Rights with Respect to Company Securities" with regard to certain regulations and provisions affecting the Company's securities.

Item 6.   Selected  Financial Data

      Selected  financial data for, and as of the end of, each of
the  years  in  the five-year period ended March 31,  1998,   are
presented below.


                                 1998     1997     1996    1995      1994
                                 (in thousands, except per share data)
Operations Data:

   Total revenues              $323,218 $291,210 $291,395 $223,695 $107,082

   Net  income (loss)             1,951  (46,298)  22,320   45,755   20,952

Earnings per Common Share Assuming
Dilution:

   Net income (loss)                $.06  $(1.56)     $.70    $1.47   $.72

Balance Sheet Data:

   Cash, cash equivalents and
      marketable securities, net  17,223   20,567   23,247    50,332  77,546

   Total assets                  409,587  421,289  413,432   223,790 138,565

   Long term debt, including     182,549  196,000  153,000     8,907   5,865
      current portion

   Total stockholders' equity    157,914  155,881  193,627   176,143 115,844

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

                                   First   Second   Third   Fourth
                                  Quarter Quarter  Quarter  Quarter   Total
                                   (in  thousands, except per share data)
Fiscal 1998

 Casino Revenues:
 Lake Charles                     $37,337  $39,922  $36,056  $35,784 $149,099
 Metropolis                        18,725   21,032   19,118   21,350   80,225
 Mesquite                           4,438        -       -       -      4,438
 Maryland Heights                  15,287   17,425   17,050   18,813   68,575
                                  $75,787  $78,379  $72,224  $75,947 $302,337

 Loss on sale of Mesquite property(2)  -        -  $  (400)    (171)    (571)
 Agreement with City of Lake Charles   -        -       -      4,153    4,153
 Adjusted EBITDA (1)               12,658   15,632   11,447   15,487   55,224
 Income before other income
   (expense) and provision for
   income taxes                     6,745    9,400    5,682    4,511   26,338
 Net income (loss)                    293    2,120      166    (628)    1,951
 Earnings (loss) per common share-
   assuming  dilution                $.01     $.07     $.01   $(.02)     $.06

 Fiscal 1997

 Casino Revenues:
 Lake Charles                     $47,348  $41,407  $33,341 $36,943  $159,039
 Metropolis                        19,152   20,385   18,976  17,860    76,373
 Mesquite                           5,752    5,468    5,788   6,364    23,372
 Maryland Heights                       -        -       -    3,876     3,876
                                  $72,252  $67,260  $58,105 $65,043  $262,660

 Impairment and write-down of assets    -        -       -   $7,357    $7,357
 Loss on sale of Mesquite property(2)   -        -       -  $57,397   $57,397
 Restructuring charge                   -    $9,007       -      -     $9,007
 Adjusted EBITDA (1)              $16,870   $12,292  $7,754  $8,923   $45,839
 Income (loss) before other income
    (expense) and provision for
    income taxes                  $11,572 $(2,687) $(1,152) $(64,002)(56,269)
 Net income (loss)                $ 4,762 $(3,843) $(3,105) $(44,112)(46,298)
 Earnings (loss) per common share-
    assuming dilution                 .15    (.13)    (.11)    (1.41)  (1.56)

(1) Represents earnings, before interest income (expense), provision for income taxes, depreciation and amortization (including joint venture depreciation and amortization), pre-opening expenses, impairment and write-down of assets, loss on sale of Mesquite property, restructuring charge, agreement with the City of Lake Charles and other income. Adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") is not intended to represent cash flows for any of the quarterly periods, nor has it been presented as an alternative to income from operations as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA-based information is presented solely as supplemental disclosure because EBITDA is frequently used to analyze companies on the basis of operating performance, leverage and liquidity.
(2)  During 1997, the Company recorded a loss on the sale of the
  Mesquite  property  totaling $57,397,000.   During  1998,  the
  estimated remaining liabilities associated with the Mesquite facility were re-evaluated and reduced by $571,000.

Item  7.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operation

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated results of operation and financial condition of the Company and its subsidiaries. The Company owns and operates riverboat gaming and entertainment facilities. These include one riverboat casino in Metropolis, Illinois (the "Metropolis Facility"), two riverboat casinos in Lake Charles, Louisiana (the "Lake Charles Facility") and two contiguous, permanently moored, dockside riverboat casinos in Maryland Heights, Missouri (the "Maryland Heights Facility"). The Company operated a land-based casino resort in Mesquite, Nevada (the "Mesquite Facility") until June 30, 1997. The Company also owns and operates a thoroughbred racetrack in Paducah, Kentucky ("Bluegrass Downs"). Since the Company's fiscal year ends on March 31st, references to the years 1998, 1997, and 1996, mean the twelve month periods ended March 31, 1998, March 31, 1997, and March 31, 1996, respectively.

Results of Operations

Financial Highlights

                                Years ended March 31,           % Increase/
                                1998   1997      1996           (Decrease)
                                                                98vs. 97vs.
(Dollars in thousands, except per share amounts)                 97    96
Casino Revenues
   Metropolis                  $80,225    $76,373    $82,191   5.0   (7.1)
   Lake Charles                149,099    159,039    170,678  (6.3)  (6.8)
   Maryland Heights             68,575      3,876          -    (c)      -
   Mesquite                      4,438     23,372     16,870    (d)   38.5
                               302,337    262,660    269,739   15.1   (2.6)

Total Revenues
   Metropolis                   83,430     79,501     85,902   4.9   (7.5)
   Lake Charles                157,102    167,107    176,061  (6.0)  (5.1)
   Maryland Heights             73,127      4,383          -    (c)      -
   Mesquite                      8,700     38,945     27,941    (d)   39.4
   Other                           859      1,274      1,491  (32.6) (14.6)
                               323,218    291,210    291,395    11.0     -

Operating Income (Loss)
   Metropolis                   21,659     21,580     29,139     -   (25.9)
   Lake Charles                 20,797     25,862     46,926  (19.6) (44.9)
   Maryland Heights (a)        (4,317)   (10,545)          -    (c)      -
   Mesquite                      (528)    (8,077)   (10,629)    (d)   24.0
   Corporate, development,    (11,844)   (18,685)   (21,565)   36.6   13.4
     pre-opening & other
   Loss on sale of Mesquite        571   (57,397)          -    (e)      -
   Restructuring charge              -    (9,007)          -      -      -
                                26,338   (56,269)     43,871  146.8 (228.3)

   Depreciation and
     amortization (b)           20,806     21,806     17,236   (4.6)  26.5
   Interest expense (net)       23,466     15,761      8,868   48.9   77.7
   Net income (loss)             1,951    (46,298)    22,320  104.2  (307.4)
   Earnings (loss) per
     share assuming dilution      0.06     (1.56)       0.70  103.8  (322.9)

Operating Margin (operating
income/total revenues)
   Metropolis                    26.0%      27.1%      33.9%  (1.1)  (6.8)
                                                                pts    pts
   Lake Charles                  13.2%      15.5%      26.7%  (2.3)  (11.2)
                                                                pts    pts
   Maryland Heights             (5.9%)   (240.6%)          -    (c)      -
   Mesquite                     (6.1%)    (20.7%)    (38.0%)    (d)   17.3
                                                                       pts
   Consolidated                   8.1%    (19.3%)      15.1%   27.4  (34.4)
                                                                pts    pts
(a)  Amount includes the Company's 50% share of both the Maryland
  Heights Joint Venture operating losses and the Maryland Heights
  Joint Venture depreciation and amortization.  For 1998, Players share of the total loss from investment in the Maryland Heights
  Joint Venture was approximately $11.2 million which consisted of
  $6.7 million in operating losses and $4.5 million in depreciation and amortization. For 1997, Players share of the total loss from investment in the Maryland Heights Joint Venture was $1.9 million, including $400,000 of depreciation and amortization.

(b) The 1998 and 1997 amounts do not include Player's share of the Maryland Heights Joint Venture depreciation and amortization of approximately $4.5 million and $400,000, respectively.

(c) The Maryland Heights Facility opened on March 11, 1997, and was operational for less than one month in 1997.

(d)  The Mesquite Facility was sold on June 30, 1997.

(e) The 1998 amount represents reversals of accruals taken with respect to the 1997 loss on sale of Mesquite.

Results of Operations

Revenues

   Increases in casino and total revenues in 1998 as compared to 1997 resulted primarily from the opening of the Company's Maryland Heights Facility on March 11, 1997. Revenues from this facility more than offset year to year decreases in revenues at the Company's Lake Charles Facility and the absence of any revenues from Mesquite after the facility's sale on June 30, 1997.

   The year over year increase in revenues at the Metropolis Facility was due to the new dining and entertainment complex which was placed in service during December, 1997, the mild winter experienced in Fiscal 1998, and the absence of flooding which adversely impacted Metropolis results in March, 1997. Increased competition and flooding in 1997 resulted in lower revenues as compared to 1996.

  In Lake Charles, the Company experienced year over year revenue decreases from 1998 as compared to 1997 and 1997 as compared to 1996 due to the opening of a second riverboat by its primary Lake Charles competitor in July, 1996, bringing the total number of riverboats in the Lake Charles market to four. In addition, the Company significantly curtailed its bus programs at the Lake Charles Facility in the last quarter of Fiscal 1998 to eliminate programs which were less accretive to operating income. Hotel revenues increased in the last quarter of Fiscal 1998 due to the Company's acquisition of the Lake Charles Holiday Inn.

   The Maryland Heights Facility opened on March 11, 1997, and contributed revenues for three weeks in 1997 versus an entire year in 1998. The mild winter in Fiscal 1998 and the continued growth of the St. Louis gaming market have resulted in sequential quarterly increases in revenues.

   The Mesquite Facility operated for three months in 1998 prior to its sale on June 30, 1997, versus an entire year in 1997.

Operating Income (Loss)

   Increases in operating income in 1998 as compared to 1997, excluding the loss on the sale of Mesquite and restructuring charge, were primarily attributable to decreased losses for Maryland Heights, the absence of operating losses for Mesquite following the facility's sale on June 30, 1997, and a significant reduction in corporate, development, pre-opening and other expenses.

  The Metropolis Facility's operating income for 1998 as compared to 1997 remained stable. Although revenues increased during the comparable periods, increases in promotional and other expenses reduced operating margins in 1998 as compared to 1997.

  Operating income in Lake Charles was impacted by a $4.2 million one-time charge taken in March, 1998, related to a new tax agreement with the City of Lake Charles. The Company reached an agreement with the City of Lake Charles both to settle litigation and to establish a permanent method of calculating the City admission fee on Players' riverboats. Under the new agreement, which began March 1, 1998, the Company will pay the City both a percentage of gaming revenue in lieu of a passenger admission fee, and $544,000 per year for ten years. The present value of the fixed annual payments, including expenses, was accounted for as a one-time charge of $4.2 million in the fourth quarter of Fiscal 1998. Excluding the one-time charge taken in March, 1998, the Lake Charles Facility's operating income for 1998 was $25.0 million as compared to $25.9 million resulting in operating margins of 15.9% and 15.5% respectively. The year-over-year operating margin increase was the result of cost containment efforts and a focus on eliminating programs which were less accretive to earnings.

   The Maryland Heights operating loss for 1998 and 1997 includes the Company's casino operations, the Company's 50% share in the operations of the joint venture, pre-opening costs, and a write-down of contributed land. 1998 and 1997 comparative information is as follows:

                                            1998             1997
        Players, Maryland Heights:
          Operating (income) loss        $(6,895)             496
          Pre-opening costs                    -            4,099
          Write-down of contributed land       -            4,015
        50% Share of Joint Venture:
          Operating loss                  11,212            1,070
          Write-off of deferred pre-
            opening costs                      -            1,590
          Development period interest
            income                             -             (725)
        Total Operating Loss (a)          $4,317          $10,545

(a) The 1998 and 1997 amounts include Players Maryland Heights depreciation and amortization of approximately $3.9 million and $210,000, respectively, and Players share of the Maryland Heights Joint Venture depreciation and amortization of approximately $4.5 million and $411,000, respectively.

   Corporate, development, pre-opening & other expenses decreased substantially in 1998 as compared to 1997 principally due to the absence of development costs in 1998 (approximately $2.0 million in 1997), a $1.3 million decrease in corporate administrative expenses, the absence in 1998 of a $2.6 million write-down for the impairment of Bluegrass Downs, and a difference of $1.3 million in 1998 compared to 1997 in the amount of unamortized financing costs written off.

   The increase in depreciation and amortization expense in 1998 as compared to 1997 was due to depreciation from Maryland Heights and the Maryland Heights Joint Venture in 1998 which was partially offset by the absence of Mesquite depreciation in 1998 and a difference of $1.3 million in 1998 compared to 1997 in the amount of unamortized financing costs written off ($1.4 million write-off in 1998 versus $2.7 million write-off in 1997).

   Decreases in operating income in 1997 as compared to 1996, excluding the loss on the sale of Mesquite and the restructuring charge, were primarily attributable to decreased casino revenue coupled with additional spending on advertising, marketing, promotions, and entertainment at the Metropolis and Lake Charles Facilities, and the commencement of operations at the Maryland Heights Facility in the fourth quarter of 1997.

   The Maryland Heights Facility commenced operations in the last month of Fiscal 1997. The operating loss for 1997 included the first three weeks results of the Company's casino operations, the first three weeks results of the Company's 50% share in the operations of the joint venture, pre-opening costs, and the write-down of land contributed to the joint venture.

   Mesquite's  operating loss was reduced in 1997 as compared  to
1996.   The facility operated for the entire year of 1997  versus
nine months in 1996.

   Corporate, development, pre-opening & other expenses decreased in 1997 as compared to 1996 principally due to the curtailment of development activities with an accompanying decline in legal, consulting and other professional fees, travel, and personnel relocation expenses. This decline was partially offset by the write-off of the $2.7 million of unamortized financing costs related to the original Bank Credit Facility and the $2.6 million write-down for the impairment of Bluegrass Downs which were recorded in 1997.

   Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, ("SFAS 121") Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. During the fourth quarter of Fiscal 1997, the Company reevaluated its investment in Bluegrass Downs and committed to a plan to remove from service and replace the Metropolis dining and entertainment barge. In accordance with SFAS 121, impairment losses for Bluegrass Downs and the Metropolis barge of $2.6 million and $700,000 respectively, were recorded in 1997.

    The increase in depreciation and amortization expense in 1997 as compared to 1996 was due to assets, including the Lake Charles "Island" dining and entertainment barge, the Lake Charles parking garage, and the Mesquite Facility, which all had a full year of depreciation expense in 1997 compared to partial year depreciation in 1996. In addition, the write-off of $2.7 million of unamortized financing costs related to the original Bank Credit Facility was recorded in 1997.

Interest Expense (Net)

   Interest expense, net of interest income, increased in 1998 as compared to 1997 due to additional borrowings to complete the Maryland Heights Facility and to acquire the Lake Charles Holiday Inn, an increase in the Company's average borrowing rate, and a decrease in the amount of capitalized interest. The interest rate increase resulted from revisions to the Company's Bank Credit Agreement in December, 1996. Interest expense, net of interest income, increased in 1997 as compared to 1996 as a result of additional borrowings under the Bank Credit Agreement and liquidation of all remaining marketable securities to fund the capital investment in Maryland Heights. Capitalized interest totaled $381,000, $6.7 million, and $3.3 million in 1998, 1997, and 1996 respectively.

Additional Factors Affecting Future Operating Income

  Effective January 1, 1998, the State of Illinois approved a new graduated tax schedule to replace the prior tax schedule for gaming win for all Illinois licensees. Previously, a flat tax rate of 20% was applied to all gaming win. Under the new structure, the following tax schedule applies:

          $0 to 25 million in gaming win - 15%
          $25 million to $50 million in gaming win - 20%
          $50 million to $75 million in gaming win - 25%
          $75 million to $100 million in gaming win - 30%
          Over $100 million in gaming win - 35%

   Road construction is tentatively scheduled to begin on U.S. Interstate 10 in front of the Company's Lake Charles Facility in September, 1998, and is scheduled to be completed in March, 1999. The construction will result in lanes of U.S. Interstate 10 being closed for periods of time, although the Company has been advised that one Eastbound lane and one Westbound lane will always remain open, permitting access to and from the casino. The Company cannot determine what effect any traffic delays caused by road construction may have on patronage to the facility, although significant delays may adversely impact patronage and revenues during the construction period.

Investments and Capital Expenditures

   On January 9, 1998, the Company completed the acquisition of a 269 room hotel, formerly operated as the Lake Charles Holiday Inn, for a total purchase price of approximately $19.2 million. The purchase was funded with borrowings under the Company's Bank Credit Agreement.

   On December 15, 1997, the Company opened its new, expanded dining and entertainment barge at the Metropolis Facility. The total project cost, excluding capitalized interest, was approximately $9.6 million, of which $6.4 million was expended in 1998.

   On  March  11,  1997, the Company opened its Maryland  Heights
Facility.   The  Company's  share  of  the  total  project  cost,
excluding capitalized interest, approximated $141 million, all of which had been expended as of May 15, 1997.

Capital Resources and Liquidity

   The Company's balance sheet at March 31, 1998, as compared to March 31, 1997, reflects changes from capital expenditures in Maryland Heights and Metropolis, the acquisition of the Lake Charles Holiday Inn, the associated increase in bank debt, and tax refunds received in 1998 related to the loss on the sale of Mesquite. The balance sheet at March 31, 1997, versus March 31, 1996, reflects changes principally from capital expenditures in Maryland Heights, additional investments in the Maryland Heights Joint Venture, the associated increase in bank debt, and the sale of Mesquite in March, 1997.

   During 1998, cash generated by operations, cash from the sale of Mesquite and the associated tax refund, net bank borrowings, and equipment financing were the sources of funds for investments in Maryland Heights, the construction of the new dining and entertainment facility in Metropolis, and the acquisition of the Lake Charles Holiday Inn. In July, 1997, the Company received approximately $7 million in cash from the completion of the sale of the Mesquite Facility and $23.8 million from a Federal income tax refund for the fiscal year ended March 31, 1997, which was used to reduce bank borrowings.

   The following table summarizes the sources and uses of capital for the past three fiscal years:

       Years ended March 31,             1998      1997       1996
       (Dollars in thousands)

        Sources of capital:
           Cash provided by
             operations                 $53,265   $28,458    $20,748
           Issuance of Senior Notes           -         -    150,000
           Bank borrowings               48,000    65,500      3,000
           Proceeds from sale of
             property and equipment       7,718    30,749          -
           Proceeds from sale of
             marketable securities            -     4,401    196,886
           Exercise of stock options
             and warrants                    82     5,598      1,297
                Total                  $109,065  $134,706   $371,931
        Uses of capital:
           Purchases/construction of
             property and equipment     $40,216   $46,499   $147,119
           Purchases of marketable
             securities                       -         -    170,806
           Investment in joint
             venture                      5,379    61,875     34,015
           Repayments of long-term
             debt                        65,356    22,500      8,907
           Purchase of treasury stock         -         -      7,294
           Debt issuance costs            1,458     2,051      8,890
           Increase (decrease) in
             cash and cash equivalents  (3,344)     1,781    (5,100)
                Total                  $109,065  $134,706   $371,931

   The Company has had a revolving credit agreement (the "Credit Agreement") with a group of banks led by Wells Fargo since
August,  1995.   The  Credit Agreement was revised  in  December,
1996, following a default under its then current minimum EBITDA covenant. The December, 1996 revisions permitted the Company to complete the construction of the Maryland Heights project, but eliminated the Company's ability to use borrowed funds for any other purposes and required repayment of the full amount of the loan by June 30, 1998. In July, 1997, following the completion of Maryland Heights and the paydown of the bank line with the proceeds of the Mesquite sale and the associated tax refund, the Company began discussions with Wells Fargo to revise the terms of the  Credit Agreement.  In March, 1998, the Company closed a  new
$80 million five year bank agreement with Wells Fargo and a group of participating banks. The new agreement reduced the Company's floating rate interest cost from 2 1/2% over the prime rate to 2 1/2% over LIBOR (from approximately 11% to 8 1/4% in the then current
interest   rate   environment).  At  the  Company's   discretion,
borrowings under the new bank agreement can be drawn at 1% over prime to provide additional flexibility. The new agreement contains covenants that, among other things, place restrictions on additional indebtedness, dividends, capital expenditures, and limit share repurchases to $10 million plus 50% of net income during the term of the agreement.

   The Company believes that expected cash flow from operations will be sufficient to meet working capital requirements for current operations and debt service through March 31, 1999. Cash requirements beyond what is available from operating cash flow, such as significant capital expenditure projects, if any, can be met through the Company's $80 million bank credit facility of which $30 million was outstanding as of March 31, 1998. The Company currently has no plans for significant capital expenditures beyond its normal maintenance capital expenditures.

Contingencies

   The Company is involved in certain litigation regarding the constitutionality of gaming facilities (such as the Maryland Heights Facility) located upon artificial basins fed by the Missouri River. See Part I, Item 3, W. Todd Akin, et al. v. Missouri Gaming Commission. Based on the outcome of the November referendum and subsequent court proceedings, the possibility exists that the Company could be forced either to remediate or close the Maryland Heights Facility. If either of these events occur, the Company could incur substantial remediation costs or a substantial write-down in asset values. The amounts involved cannot be reasonably estimated at this time.

      Each cruising riverboat is regulated by the U.S. Coast Guard. U.S. Coast Guard regulations require that hulls of vessels of the type being operated by the Company in Lake Charles and Metropolis be inspected every five years at a U.S. Coast Guard approved dry docking facility which will cause a temporary loss of service that could last one month or longer, unless the U.S. Coast Guard determines that an alternative to dry docking is acceptable. The next inspection is scheduled to occur in the fall of calendar 1998 for the Lake Charles Star Riverboat, the fall of calendar 2000 for the Players III Lake Charles Riverboat, and the fall of calendar 2000 for the Metropolis Riverboat. Subject to U.S. Coast Guard approval, the Company is pursuing an underwater onsite inspection of the hull of the Lake Charles Star Riverboat as an alternative to dry docking. An underwater hull inspection would likely involve a minimal disruption in operations; however, no assurance can be given that dry docking and the related loss of service will not be required.

Year 2000

   The "Year 2000" problem refers to the inability of computers and software programs to recognize and properly process data fields containing a two digit year. A system which is not Year 2000 compliant would not be able to correctly process date-based information, and in extreme situations, could cause entire systems to be disabled.

   During Fiscal 1998, the Company began evaluating its various systems and applications to determine whether or not those systems and applications were Year 2000 compliant. The process involves system reviews, testing, and modification or replacement of date-sensitive hardware and software. To date, an inventory of systems has been completed. Based upon this review, the Company has identified the major systems which are not compliant and has implemented a plan of action to replace or update those systems. The plan calls for completion of any identified systems or application changes or upgrades connected with Year 2000 compliance before December 31, 1998. The total cost to the Company for its Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results from operations.

Effects of Recent Accounting Pronouncements

   The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. This statement requires businesses to disclose comprehensive income and its components in their financial statements. Management intends to comply with the disclosure requirements of this statement in the year ending March 31, 1999.

   The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. This statement redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments. The Company will adopt SFAS No. 131 in the year ending March 31, 1999. Management has not finalized its analysis of which operating segments it will report on to comply with SFAS No. 131.

Forward Looking Information

   Certain information included in this section and elsewhere in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the effects of competition, the resolution of pending or threatened litigation or regulatory proceedings concerning the Company's alleged non-compliance with Missouri's gaming laws and Constitution, plans for future riverboat hull inspections, I-10 road construction in
Lake   Charles,  future  borrowing  and  capital  costs,
plans  for  future  expansion  and  property
enhancements, business development activities, capital expenditure programs and requirements, financing sources and the effects of legislation and regulation (including possible gaming legislation, gaming licensure and regulation, state and local regulation, tax regulation, and the potential for regulatory reform). Forward looking statements can generally be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions, and the Company's future financial condition and results of operations. These uncertainties and risks include, but are not limited to, those relating to conducting operations in an increasingly competitive environment, conducting operations at a newly or recently developed site or in a jurisdiction for which gaming has recently been permitted, changes in state and local gaming laws and regulations, development and construction activities, leverage and debt service requirements (including sensitivity to fluctuation in interest rates), general economic conditions, the U.S. Coast Guard's acceptance of underwater hull inspections as an alternative to dry docking and inspection, changes in federal and state tax laws, the disruption to Lake Charles operations caused by road construction, action taken under applications for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and regulations), and the legalization of gaming in certain jurisdictions. As a consequence, current plans, anticipated actions, and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company and no assurance can be given that such statements will prove to be correct.

Item  7A.  Quantitative and Qualitative Disclosures about  Market
Risk

     Not applicable.

Item 8.   Financial Statements and Supplementary Data

      The consolidated financial statements are as set forth in the Index to Consolidated Financial Statements on page 34.

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

  CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1998 AND 1997
                                                           36

  FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MARCH 31,
1998:

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

Exhibit                       Description
Number

3.1(1) Articles of Incorporation, as amended, of Players International, Inc. (the "Company").
3.2(11) By-laws of the Company, as amended.
4.1(11) Indenture among certain subsidiaries of the Company and
        First Fidelity Bank, National Association, as Trustee, including form of Note (the "Senior Note Indenture").
4.2(1)  Form of First Supplemental Indenture to the Senior Note
        Indenture.
4.3(1)  Form of Second Supplemental Indenture to the Senior
        Note Indenture.
        Form of Third Supplemental Indenture to the Senior Note
4.4     Indenture.
10.1(3) The Company's 1985 Incentive Stock Option Plan.
10.2(4) Amendment No. 1 to the Company's 1985 Incentive Stock
        Option Plan.
10.3(5) The Company's 1990 Incentive Stock Option and Non-
        Qualified Stock Option Plan, as amended.
10.4(2) The Company's 1993 Stock Incentive Plan.
10.5(2) Form of Registration Rights Agreement dated as of June
        23, 1992 by and among the Company, Southern Illinois Riverboat/Casino Cruises, Inc., and the purchasers named therein.
10.6(2) Agreement dated February 12, 1993 by and between
        Jebaco, Inc. and the Company with respect to the assignment of an option agreement relating to the Downtowner Hotel (now known as the Players Hotel).
10.7(2) Option Agreement dated December 24, 1991 by and among
        The Beeber Corporation and Elisabeth S. Woodward and Jebaco, Inc. with respect to the Downtowner Hotel (now known as the Players Hotel).
10.8(2) Amendment to Option Agreement dated March 9, 1993 by and among The Beeber Corporation and Elisabeth S. Woodward and Players Lake Charles, Inc., a subsidiary of the Company, with respect to the Downtowner Hotel (now known as the Players Hotel).
10.9(2) License and Services Agreement dated December 8, 1992 by and among The Griffin Group, Inc., the Company and Southern Illinois Riverboat/Casino Cruises, Inc., as amended.
10.10(2)Joint Venture Agreement dated May 1993 between
        Amerihost and a subsidiary of the Company with respect to a hotel in Metropolis, Illinois adjacent to the Company's Metropolis riverboat.
10.11(6)Lease dated March 19, 1993 by and among the Beeber
        Corporation and Players Lake Charles, Inc., a
        subsidiary of the Company.
10.12(7)Agreement of Purchase and Sale dated June 16, 1994,
        between Gem Mesquite, Ltd. and Players Nevada, Inc., a subsidiary of the Company (including form of letter Agreement from the Company to Gem Mesquite, Ltd. relating to registration rights).
10.13(7)Transfer of Data Agreement dated June 16, 1994, between
        Gem Gaming, Inc. and Players Nevada, Inc. (including form of Promissory Note).
10.14(7)Development Consulting Agreement dated June 16, 1994, between Gem Gaming, Inc. and Players Nevada, Inc. (including form of 1994 Series G Warrant).
10.15(7)Option Transfer Agreement dated June 16, 1994, between
        Gem Gaming, Inc., Gem Mesquite, Ltd. and Players
        Nevada, Inc.
10.16(8)The Company's 1994 Directors Stock Incentive Plan, as
        adopted April 14, 1994, and as amended July 14, 1994. 10.17(9)Agreement for Sale of Partnership Interests among the
        Company and certain of its subsidiaries and Showboat, Inc. and certain of its subsidiaries.
10.18(1)Asset Purchase Agreement dated August 16, 1995 among the Company, Players Lake Charles, Inc. and the Beeber
        Corporation.
10.19(1)Form of Credit Agreement ("Credit Agreement") among the
        Company, First Interstate Bank of Nevada, N.A., Bankers Trust Company, BT Securities Corporation, and certain other Lenders party thereto.
10.20(1)Form of Revolving Promissory Notes made by the Company in favor of the Lenders party to the Credit Agreement. 10.21(1)Form of Swing Line Promissory Note made by the Company in favor of First Interstate Bank of Nevada, N.A. 10.22(1)Form of Guaranty made by Players Lake Charles, Inc.,
        Players Nevada, Inc., Southern Illinois
        Riverboat/Casino Cruises, Inc., Players Bluegrass Downs, Inc., Players Riverboat Management, Inc., Players Riverboat, Inc., Players Mesquite Golf Club, Inc., Players Indiana, Inc., Players Riverboat, LLC, Players Mesquite Land, Inc., Players Maryland Heights, Inc., River Bottom Inc. and Showboat Star Partnership in favor of First Interstate Bank of Nevada, N.A.
10.23(1)Form of Company Pledge Agreement between the Company and First Interstate Bank of Nevada, N.A.
10.24(1)Form of Company Pledge Agreement (Nevada) between the
        Company and First Interstate Bank of Nevada, N.A. 10.25(1)Form of First Amendment to Company Pledge Agreement
        (Nevada) between the Company and First Interstate Bank
        of Nevada, N.A.
10.26   Form of LLC Membership Interest Security Agreement
 (1)    between the Company and First Interstate Bank of
        Nevada, N.A.
10.27   Form of Company Security Agreement between the Company
 (1)    and First Interstate Bank of Nevada, N.A.
10.28   Form of Subsidiary Security Agreement (Nevada) among
 (1) Players Nevada, Inc., Players Mesquite Golf Club, Inc., Players Mesquite Land, Inc. and First Interstate Bank of Nevada, N.A.
10.29   Form of Subsidiary Security Agreement (Louisiana) among
 (1) Players Lake Charles, Inc., Showboat Star Partnership, Players Riverboat LLC and First Interstate Bank of Nevada, N.A.
10.30   Form of Subsidiary Security Agreement (Illinois)
 (1) between Southern Illinois Riverboat/Casino Cruises, Inc. and First Interstate Bank of Nevada, N.A.
10.31   Form of Partnership Interest Security Agreement between
 (1)    Players Riverboat Management, Inc. and First Interstate
        Bank of Nevada, N.A.
10.32   Form of Collateral Account Agreement between the
 (1)    Company and First Interstate Bank of Nevada, N.A.
10.33   Form of Nevada Deed of Trust, Fixture Filing and
 (1)    Security Agreement with Assignment of Rents relating to
        the Credit Agreement.
10.34   Form of Louisiana Act of Mortgage, Fixture Filing and
 (1) Security Agreement between Players Lake Charles, Inc. and First Interstate Bank of Nevada, N.A.
10.35   Form of Illinois Mortgage Fixture Filing and Security
 (1)    Agreement with Assignment of Rents relating to the
        Credit Agreement.
10.36   Form of First Preferred Ship Mortgage made by Showboat
 (1) Star Partnership (an entity owned, directly or indirectly, by the Company and its subsidiaries) to First Interstate Bank of Nevada, N.A.
10.37   Form of Environmental Indemnity made by the Company to
 (1)    First Interstate Bank of Nevada, N.A.
10.38   Form of Master Vessel and Collateral Trust Agreement
 (1) between First Interstate Bank of Nevada, N.A. as Administrative Agent and First Interstate Bank of Nevada, N.A. as Trustee and acknowledged and accepted by the Company.
10.39   Partnership Agreement dated November 2, 1995, by and
 (10)   between Harrah's Maryland Heights Corporation and
        Players MH, L.P.
10.40   Guaranty of Players International, Inc. dated November
 (10)   2, 1995.
10.41   Management Agreement dated November 2, 1995 by and
 (10) between Riverside Joint Venture and Harrah's Maryland Heights Operating Company.
10.42   License Agreement dated November 2, 1995 by and among
 (10) Players International, Inc., Riverside Joint Venture and Harrah's Maryland Heights Operating Company.
10.43   Ground Lease dated November 3, 1995 by and between
 (10)   Harrah's Maryland Heights LLC and Riverside Joint
        Venture.
10.44   Lease Agreement dated as of November 3, 1995 by and
 (10)   between Riverside Joint Venture and Players MH, L.P.
10.45   Parent Guaranty of Players International, Inc. dated
 (10)   November 3, 1995.
10.46   Right of First Refusal to Purchase dated November 3,
 (10)   1995 by and between Harrah's Maryland Heights LLC and
        Players MH, L.P.
10.47   Option Agreement dated November 3, 1995 by and between
 (10)   Riverside Joint Venture and Harrah's Maryland Heights,
        L.L.C.
10.48   Development of Agreement (Earth City Expressway
 (10) Extension) by and between the City of Maryland Heights and Riverside Joint Venture.
10.49 Form of Agreement between the Company and Lake Charles Construction Corporation dated November 15, 1995 for the Players Island-Entertainment Barge.
10.50 Agreement between the Company and Lake Charles Construction Corporation dated February 16, 1996 for the Players Island-Entertainment Barge.
10.51   Retirement Agreement and General Release dated
 (12)   September 9, 1996 between the Company and Edward
        Fishman.
10.52   Retirement Agreement and General Release dated
 (12)   September 9, 1996 between the Company and David
        Fishman.
10.53   Amended and Restated Credit Agreement, dated as of
 (13) December 16, 1996, among the Company and the Lenders party thereto, Wells Fargo Bank, N.A., Bankers Trust Company and BT Securities Corporation.
10.54   Purchase Agreement by and among Players Nevada, Inc.,
 (14)   Players Mesquite Land, Inc., Players Mesquite Golf
        Club, Inc. and RBG, LLC.
10.55   March 17, 1997 Letter Agreement to the Asset Purchase
 (15)   Agreement Extending Closing Date.
10.56   March 18, 1997 Letter Agreement to the Asset Purchase
 (15)   Agreement Regarding Application of Due of Due Diligence
        Fee.
10.57   March 18, 1997 Letter Agreement to the Asset Purchase
 (15)   Agreement Regarding Certain Matters Incident to
        Closing.
10.58 Asset Purchase Agreement dated as of September 30, 1997 by and between Lakeshore Hotels, Ltd. and Players International, Inc.
10.59   November 13, 1997 Amendment No. 1 to Asset Purchase
        Agreement
10.60   December 17, 1997 Amendment No. 2 to Asset Purchase
        Agreement
10.61 Second Amended and Restated Credit Agreement, dated as of March 11, 1998, among the Company and the Lenders party thereto and Wells Fargo Bank, N.A.
10.62 March 24, 1998 Letter Agreement regarding execution of the Settlement and Admission Fee Agreement.
10.63 Settlement and Admission Fee Agreement dated May 15, 1998 among Players Lake Charles, L.L.C., Showboat Star Partnership and the City of Lake Charles
  21    Subsidiaries of Players International, Inc.
  27    Financial Data Schedule
____________

(1)Filed as an exhibit to the Company's Registration
   Statement on Form S-4, File No. 33-60085, and incorporated herein by reference.
(2)Filed as an exhibit to the Company's Registration
   Statement on Form S-3, File No. 33-61026, and incorporated herein by reference.
(3)Filed as an exhibit to the Company's Registration
   Statement on Form 10 filed on August 13, 1986, File No.
   0-14897, as amended on Form 8 filed October 17, 1987, and incorporated herein by reference.
(4)Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988 and incorporated herein by reference.
(5)Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991 and incorporated herein by reference.
(6)Filed as an exhibit to the Company's Registration
   Statement on Form S-3, as amended by Form S-3, File No.
   33-75006, and incorporated herein by reference.
(7)Filed as an exhibit to the Company's Current Report on Form 8-K filed on June 24, 1994, and incorporated herein by reference.
(8)Filed as an exhibit to the Company's Registration
   Statement on Form S-3 filed on July 24, 1994, and incorporated herein by reference.
(9)Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.
(10)Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, and incorporated herein by reference.
(11)Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, incorporated herein by reference.
(12)Filed as an exhibit to the Company's Form 8-K dated for the period September 17, 1996, and incorporated by reference.
(13)Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, and incorporated herein by reference.
(14)Incorporated by reference to exhibit attached to Form 8-
   K/A. Filing dated March 18, 1997, and incorporated herein by reference.
(15)Incorporated by reference to exhibit attached to Form 8-K. Filing dated March 18, 1997 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Players International, Inc.

Date:     June 26, 1998         By   /s/ Edward Fishman
                                Edward Fishman
                                Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below. This annual report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.


Dated:    June 26, 1998            /s/ Edward Fishman
                                 Edward Fishman
                                 Chairman of the Board

Dated:    June 26, 1998            /s/ Howard Goldberg
                                 Howard Goldberg
                                 President, Chief Executive Officer and
                                 Director (Principal Executive Officer)

Dated:    June 26, 1998            /s/ Peter J. Aranow
                                 Peter J. Aranow
                                 Executive Vice President Finance, Chief
                                 Financial Officer,Treasurer
                                 and Secretary (Principal Financial Officer)

Dated:    June 26, 1998            /s/ John Groom
                                 John Groom
                                 Executive Vice President, Chief
                                 Operating Officer and Director

Dated:    June 26, 1998            /s/ Lydia Clement
                                 Lydia Clement
                                 Corporate Controller (Principal
                                 Accounting Officer)

Dated:    June 26, 1998            /s/ Vincent J. Naimoli
                                 Vincent J. Naimoli, Director

Dated:    June 26, 1998            /s/ Alan R. Buggy
                                 Alan R. Buggy, Director

Dated:    June 26, 1998            /s/ Lawrence Cohen
                                 Lawrence Cohen, Director

Dated:    June 26, 1998            /s/ Lee Seidler
                                 Lee Seidler, Director

Dated:    June 26, 1998            /s/ Marshall S. Geller
                                 Marshall S. Geller, Director

Dated:    June 26, 1998            /s/ Earl  Webb
                                 Earl Webb, Director

Dated:    June 26, 1998            /s/ Charles Masson
                                 Charles Masson, Director

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            Page

Report of Independent Auditors                              35

Consolidated Balance Sheets as of March 31, 1998 and 1997   36

Consolidated Statements of Operations for the Years Ended
     March 31, 1998, 1997 and 1996                          37

Consolidated Statements of Stockholders' Equity for the     38
     Years Ended March 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the Years Ended
     March 31, 1998, 1997 and 1996                          39

Notes to Consolidated Financial Statements                  41



All other schedules have been omitted because they are not applicable or not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

                 REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Players International, Inc.

     We have audited the accompanying consolidated balance sheets of Players International, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Players International, Inc. and Subsidiaries at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.


                                   ERNST & YOUNG LLP


Philadelphia, Pennsylvania
May 18, 1998

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            (dollars in thousands, except par value)
                                   ASSETS

                                                           March 31,
                                                        1998       1997
CURRENT ASSETS:
 Cash and cash equivalents                            $17,223    $20,567
  Accounts  receivable,  net  of  allowance   for
      doubtful accounts of $786 at March 31,
      1998 and $750 at March 31, 1997                   3,559      3,142
  Inventories                                           1,476      1,955
  Deferred income tax                                   2,010      1,881
  Income taxes refundable                               6,580     27,534
  Prepaid expenses and other current assets             2,285      3,997
  Assets held for sale                                      -      8,500
     Total current assets                              33,133     67,576

PROPERTY   AND  EQUIPMENT,  net  of   accumulated
     depreciation and amortization of
     $44,405  at  March 31, 1998 and  $27,336  at
     March 31, 1997                                   237,478    210,442

DEFERRED INCOME TAX - long-term                             -      4,654

NOTES RECEIVABLE                                        1,500          -

INTANGIBLES,  net of accumulated amortization  of
      $3,572 at March 31, 1998 and
      $2,593 at March 31, 1997                         35,302     36,271

INVESTMENT IN JOINT VENTURE                            96,587     95,401

OTHER ASSETS                                            5,587      6,945

                                                     $409,587   $421,289

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                    $2,008     $8,500
  Accounts payable                                      4,590      6,466
  Accrued liabilities                                  28,832     33,969
  Other liabilities                                     3,775      2,921
     Total current liabilities                         39,205     51,856

DEFERRED INCOME TAX                                     2,930          -

LONG-TERM DEBT, net of current portion                180,541    187,500

OTHER LONG-TERM LIABILITIES                            28,997     26,052

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS' EQUITY:
  Preferred  stock, no par value,  Authorized  --           -          -
    10,000,000 shares, Issued - none
  Common  stock,  $.005 par value, Authorized  --
    90,000,000 shares, Issued-
    32,613,498   shares at March  31,  1998  and
    32,563,348 shares at March 31, 1997                   163        163
  Additional paid-in capital                          132,338    132,256
  Treasury  stock,  at cost;  672,100  shares  at
      March 31, 1998 and March 31, 1997               (7,294)    (7,294)
  Retained earnings                                    32,707     30,756
     Total stockholders' equity                       157,914    155,881

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $409,587   $421,289


The accompanying notes are an integral part of these consolidated statements.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars in thousands, except per share data)

                                                   Years ended March 31,
                                                1998       1997       1996
REVENUES:
  Casino                                      $302,337  $262,660   $269,739
  Food and beverage                             11,978    14,139     11,825
  Hotel                                          3,159     6,608      4,851
  Other                                          5,744     7,803      4,980

                                               323,218   291,210    291,395
COSTS AND EXPENSES:
  Casino                                       141,338   122,250    110,959
  Food and beverage                             10,654    14,185     12,601
  Hotel                                          1,625     3,144      2,503
  Other operating expenses                      41,350    38,136     34,351
  Selling, general and administrative           58,531    56,246     45,700
  Corporate and other non-operating costs        7,782     9,102     10,387
  Allocated amounts of joint venture            11,212     1,934          -
  City of Lake Charles agreement                 4,153         -          -
  Impairment and write-down of assets                -     7,357          -
  Pre-opening and gaming development costs           -     6,915     13,787
  Depreciation and amortization                 20,806    21,806     17,236
  Loss on sale of Mesquite property              (571)    57,397          -
  Restructuring charge                               -     9,007          -

                                               296,880   347,479    247,524

  Income   (loss)   before   other   income
    (expense) and provision (benefit)
    for income taxes                            26,338  (56,269)     43,871

OTHER INCOME (EXPENSE):
  Interest income                                  651       237      5,850
  Other income, net                                274       241      1,587
  Interest expense                             (24,117)  (15,998)   (14,718)

                                               (23,192)  (15,520)    (7,281)

  Income  (loss) before provision (benefit)
   for income taxes                              3,146  (71,789)     36,590

PROVISION (BENEFIT) FOR INCOME TAXES             1,195  (25,491)     14,270

NET INCOME (LOSS)                               $1,951  ($46,298)   $22,320

EARNINGS (LOSS) PER COMMON SHARE:
        Basic                                    $0.06   ($1.56)      $0.75
        Diluted                                  $0.06   ($1.56)      $0.70

The accompanying notes are an integral part of these consolidated statements.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE THREE YEARS ENDED MARCH 31, 1998
                     (dollars in thousands)


                               Additional
                Common Stock     Paid-In    Unrealized   Treasury Stock Retained
                Shares  Amount   Capital       Loss     Shares   Amount Earnings

BALANCE, March 31,
 1995        29,672,400  148    $121,712     $(451)        -      -   $54,734
Shares issued
 under stock
 option plans   187,180    1       1,296         -         -      -     -
Tax benefit from
  exercise of
  non-qualified options -      -      713       -        -      -        -
Adjustment for number
  of shares as the result
  of the stock split    -      -       (2)       -        -      -       -
Purchase of common
  stock         (672,100)      -        -        -      672,100  7,294   -
Change in unrealized
  loss on marketable
  securities, net of tax-      -        -       450        -      -      -
Net income              -      -       -          -        -      -    22,320

BALANCE, March 31,
  1996        29,187,480  149     123,719        (1)    672,100  7,294  77,054
Shares issued for
  warrants
  exercised    2,100,000   11       5,590         -         -      -       -
Shares issued pursuant
  to retirement
  agreement      603,768    3      2,996        -        -      -       -
Expired put options    -    -        (49)       -        -      -       -
Change in unrealized
  loss on marketable
  securities, net of tax -  -          -          1        -      -       -
Net loss                -  -          -          -        -      -   (46,298)

BALANCE, March 31
1997            31,891,248  163    132,256       -       672,100  7,294 30,756
Shares issued under
 stock option plans 50,150 -          82        -        -         -       -
Net income             -      -           -       -        -         -   1,951

BALANCE, March 31,
  1998        31,941,398 $163    $132,338      $-      672,100  $7,294 $32,707

The accompanying notes are an integral part of these consolidated statements.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)


                                                 Years ended  March 31,
                                                    1998    1997     1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                 $1,951  ($46,298) $22,320
Adjustment to reconcile net income (loss) to net
cash provided by operating activities:
 Depreciation and amortization                     20,806   21,806   17,236
 Amortization of bond premium/(discount)                -        -  (3,861)
 Loss  (gain)  on  disposition of  property  and
   equipment                                         (98)   60,321        -
 Impairment and write-down of assets                    -    7,357        -
 Equity in allocated amounts of joint venture       4,497    1,934        -
 City of Lake Charles agreement                     4,000        -        -
 Stock issued pursuant to retirement agreements         -    3,000        -
 Deferred income taxes                              7,455    1,332  (2,459)
 Other                                              1,059      924      468

Changes in assets and liabilities:
 Accounts and notes receivable                    (1,476)    3,551  (4,985)
 Inventories                                          479  (1,269)  (1,856)
 Income taxes payable (refundable)                 20,954  (27,462)  1,772
 Prepaid expenses and other current assets          1,712      975  (2,484)
 Other assets                                         159    1,141  (1,812)
 Accounts payable                                 (1,876)    (270)  (1,497)
 Accrued liabilities                              (5,137)       80    (918)
 Other liabilities                                (1,220)    1,336  (1,176)
   Net cash provided by operating activities       53,265   28,458   20,748

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net purchases of property and equipment          (40,216) (46,499)(147,119)
 Proceeds  from  disposal  of  property  and
    equipment                                       7,718   30,749        -
 Purchases of marketable securities                     -        -  (170,806)
 Proceeds from sale of marketable securities            -    4,401   196,886
 Investment in joint venture                       (5,379) (61,875)  (34,015)
 Net cash used in investing activities            (37,877) (73,224) (155,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt          48,000   65,500   153,000
 Repayments of long-term debt                     (65,356) (22,500)   (8,907)
 Purchase of common stock                                -        -   (7,294)
 Debt issuance cost                                (1,458)  (2,051)  (8,890)
 Proceeds  from  exercise of stock  options  and
    warrants                                           82    5,598    1,297
 Net  cash  provided  by (used  in)  financing
    activities                                    (18,732)  46,547  129,206


NET   INCREASE  (DECREASE)  IN  CASH  AND   CASH
EQUIVALENTS                                        (3,344)    1,781  (5,100)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   20,567   18,786   23,886

CASH AND CASH EQUIVALENTS AT END OF PERIOD         17,223   20,567   18,786

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)

SUPPLEMENTAL CASH FLOW DISCLOSURE:

                                                    Years ended March 31,
                                                    1998      1997     1996
 Interest paid                                     24,507   22,637   10,124
 Income taxes paid                                      9    4,159   15,201
 Debt incurred to purchase land and equipment       3,905        -        -
 Note receivable on sale of Mesquite property       1,500        -        -
 Assets acquired through capital leases               715        -        -
 Unrealized    gain   (loss)    on    marketable
   securities, net of tax                               -        -    (450)
 Accrued   liabilities  incurred   to   purchase
   property and equipment                               -        -   31,910
 Land,  property  and equipment  contributed  to
   joint venture                                        -        -    5,459
 Tax   benefit  related  to  exercise  of   non-
   qualified stock options                              -        -      713

The accompanying notes are an integral part of these consolidated statements.

Note 1 - Summary of Significant Accounting Policies

Fiscal Year
     The Company has a fiscal year that ends on March 31.

Basis of Presentation
      The Company, through wholly owned subsidiaries, operates five riverboat casinos, a horse racetrack facility and, through a joint venture, a riverboat casino entertainment complex. All operations include food and beverage facilities and a retail gift shop. Two of the facilities include hotel operations. During the fiscal year ended March 31, 1997, the majority of the assets comprising the Mesquite, Nevada facility ("Mesquite") were sold. The remaining assets of that facility were sold in the first quarter of 1998.

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

Cash and Cash Equivalents
      Cash includes the minimum cash balances required to be maintained by certain state gaming commissions, which totaled approximately $3,872,000 and $2,873,000 at March 31, 1998 and
1997, respectively. Cash equivalents are highly liquid investments with a maturity of less than three months and are stated at the lower of cost or market value which approximates fair value.

Revenues and Promotional Allowances
      Casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary admissions, food and beverage, hotel and other items furnished to customers, which totaled approximately $23,326,000, $27,238,000 and $21,336,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

     The estimated costs of providing such complimentary services
are   included  in  casino  costs  and  expenses  through  inter-
department allocations from the department granting the services as follows:

                                                     Years ended March 31,
                                                    (dollars in thousands)
                                                    1998    1997      1996
          Food and beverage                      $17,665  $20,736  $15,651
          Admissions                                 106      157    1,725
          Hotel                                      349    1,281      565
          Other                                      670    1,370    1,177
                                                 $18,790  $23,544  $19,118

Pre-opening and Gaming Development Costs
     All pre-opening and gaming development costs are expensed as incurred except for the cost of property and equipment which is capitalized.

Credit Risk
      Historically, credit losses have not been material to the results of operations. The financial instruments that subject the Company to credit risk consist principally of accounts receivable. Ongoing credit evaluations are performed and potential credit losses are expensed at the time a receivable is deemed to be uncollectable.

Inventories
      Inventories consisting of food, beverage and retail items are stated at the lower of cost (first-in, first-out) or market.

Property, Equipment, Depreciation and Amortization
     Property and equipment are stated at cost. Improvements and extraordinary repairs that extend the life of the asset are capitalized. Maintenance and repairs are expensed as incurred. Interest expense is capitalized on major construction projects. Capitalized interest amounted to $381,000, $6,714,000 and $3,329,000 in 1998, 1997 and 1996, respectively.

     The Company computes depreciation for property and equipment using primarily the straight-line method over the estimated useful life of the assets. Amortization of leasehold and land improvements is computed using the straight-line method over the lesser of the estimated useful life or lease term.

     The following estimated useful lives are used:

Riverboats and barges                            30 - 40  year
Buildings                                        20 - 40 years
Furniture,  fixtures and  equipment                  5-7 years
Leasehold  and  land improvements    Lesser of useful life or lease term

      Effective October 1, 1995, the Company revised its estimate of the useful lives of certain property and equipment. These changes were made to better reflect industry practice and the estimated periods during which such assets will remain in service. This change increased net income by approximately $1,403,000 ($.04 per share on a diluted basis) for the year ended March 31, 1996.

       Depreciation expense of $17,181,000, $16,405,000 and $13,145,000 was recorded for the fiscal years ended March 31, 1998, 1997 and 1996 respectively. Amortization expense amounted to $3,625,000, $5,401,000 and $4,091,000 in 1998, 1997 and 1996
respectively.

Intangibles
      Costs in excess of fair value of tangible assets acquired are recorded as intangibles on the accompanying consolidated balance sheets and are being amortized using the straight-line method. Effective October 1, 1995, the Company revised its estimate of the useful life of intangibles from 15 years to 40 years. This change was made to better reflect the estimated periods during which the related tangible assets will remain in service. This change increased net income by approximately $466,000 ($.01 per share on a diluted basis) for the year ended March 31, 1996.

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

Earnings Per Share
      In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, basic earnings per share is computed by dividing net income (loss) by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the number of weighted average common shares outstanding during the year, including common stock equivalents (see Note 14). All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS No. 128 requirements.

Recently Issued Accounting Standards
   The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. This statement requires businesses to disclose comprehensive income and its components in their financial statements. Management intends to comply with the disclosure requirements of this statement in the year ending March 31, 1999.

   The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. This statement redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments. The Company will adopt SFAS No. 131 in the year ending March 31, 1999. Management has not finalized its analysis of which operating segments it will report on to comply with SFAS No. 131.

Note 2 - Accrued Liabilities

     A summary of accrued liabilities is as follows:

                                                            March 31,
                                                     (dollars in thousands)
                                                          1998        1997
     Insurance claims                                    1,404       1,638
     Chip and token liability                              702         558
     Accrued payroll and related expenses                9,814       8,657
     Accrued interest expense                            7,476       7,477
     Accrued bonus points                                1,831       2,100
     Accrued gaming taxes                                2,142       1,062
     Progressive jackpot liabilities                       663         664
     Other accruals                                      3,527       7,741
     Current portion of liabilities related to the
        purchase of a riverboat and a hotel              1,273       4,072
                                                      $ 28,832    $ 33,969

Note 3 - Property and Equipment

     A summary of property and equipment is as follows:

                                                            March 31,
                                                     (dollars in thousands)
                                                         1998         1997
     Land and buildings                                $85,794      $65,174
     Riverboats and barges                             124,277      113,281
     Furniture, fixtures and equipment                  60,143       46,379
     Leasehold and land improvements                     9,439        8,032
     Construction in progress                            2,230        4,912
     Less -- accumulated depreciation                  (44,405)     (27,336)
                                                    $  237,478   $  210,442

      Included in furniture, fixtures and equipment at March 31, 1998, is $715,000 of computer equipment relating to a capital lease obligation with accumulated depreciation of $121,000.

Note 4 - City of Lake Charles Agreement

      In the fourth quarter of 1998, the Company reached an agreement with the City of Lake Charles, Louisiana both to settle litigation and to establish a permanent method of calculating the City admission fee on Players' riverboat casinos. Under the new agreement, beginning March 1, 1998, Players will pay the City both a percentage of gaming revenue in lieu of a passenger admission fee, and a fixed annual payment of $544,000 per year for ten years. The present value of the fixed annual payments, including expenses, was accounted for as a one-time charge of $4,153,000 in 1998.

Note 5 - Sale of Mesquite Property

     On February 28, 1997, the Company entered into a definitive agreement to sell the assets comprising the Mesquite casino resort for a total purchase price of $30,500,000. The agreement was structured to take place in two closings. The initial closing was completed on March 18, 1997, in which the Company received $22,000,000 in cash for primarily the non-gaming property and equipment. On June 30, 1997, the second closing for the gaming and other furniture and equipment of the property was consummated. As a result of this closing, the Company received $7,000,000 in cash and a two-year promissory note for $1,500,000.

     The Company entered into a lease with the purchaser pursuant to which the Company leased the property for the period between the first and second closings and absorbed any income or loss related to the operation of the facility during such period.

     As of March 31, 1997, the Company recorded a loss on the sale of Mesquite totaling $57,397,000. Such loss included a write-down to fair value of the assets which were sold in the second closing. The loss is summarized as follows (dollars in thousands):

                 Carrying value of property
                   and equipment, net               $  84,232
                 Inventories and other
                   assets                               2,208
                 Expenses related to sale               1,457
                 Proceeds received at first
                   closing                           (22,000)
                 Receivable at second
                   closing                            (8,500)
                                                   $   57,397

      During 1998, the estimated remaining liabilities associated with the Mesquite facility were re-evaluated and reduced by $571,000.

     For the years ended March 31, 1998 and 1997, revenues for Mesquite were $8,700,000 and $38,945,000, respectively and income (losses) before other income (expense) were $43,000 and ($65,473,000), respectively, inclusive of the loss on sale.

Note 6 - Impairment and Write-down of Assets

      During the fourth quarter of 1997, the Company re-evaluated its investment in its horse racetrack facility, committed to a plan to remove from service and replace a barge utilized by one of its riverboat facilities and wrote-down to fair value land that was contributed to a joint venture. Impairment losses and the write-down of assets totaling $7,357,000 were recorded in the year ended March 31, 1997, and are detailed below.

      The Company incurred losses operating the racetrack since its acquisition, and determined that due to flat or declining demand for both live and simulcast pari-mutuel race wagering that such operating losses would continue in the future in the absence of additional forms of gaming at the facility. Due to this and the continued lack of consensus within the State of Kentucky governing body relating to the expansion of legalized gaming, the Company determined that its investment in the racetrack was impaired. Prior to the impairment, the book value of the property and equipment of the racetrack was $3,142,000. Based on an April 1997 appraisal, the land was valued at $475,000. It is management's opinion that this represented the approximate fair value of the property.

     The barge at the Metropolis riverboat facility was removed from service and replaced in 1998. A replacement barge was purchased in 1997. The book value for the barge prior to the impairment was $676,000. It was estimated that, net of disposal costs, the fair value of the barge was zero.

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

Note 7 - Allocated Amounts of Joint Venture

     In November, 1995, the Company formed a joint venture to co-develop a riverboat casino complex with Harrah's in Maryland Heights, Missouri, which opened in March, 1997. The Company holds a 50% interest in the joint venture. The investment in the joint venture portion of the project is accounted for using the equity method of accounting.

      Summary  condensed  financial  information  for  the  joint venture is as follows (dollars in thousands):
                                                     Years ended March 31,
                                                          (unaudited)
                                                        1998          1997
                    Net revenues                      $ 18,520       $ 952
                    Depreciation and amortization        8,996         847
                    Net loss                            22,424       3,869

                                                            March 31,
                                                           (unaudited)
                                                         1998        1997
                    Current assets                    $ 10,481     $25,646
                    Current liabilities                  5,948      19,864
                    Total assets                       200,917     210,254
                    Partners' capital                  194,960     190,390

Note 8 - Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      Years ended March 31,
                                                     (dollars in thousands)
                                                          1998        1997
          Deferred tax assets:
            Excess capital loss over capital gain    $      10        $266
            State    tax    net   operating    loss
             carryforwards                               1,051         991
            Excess intangible assets basis                 447         542
            Pre-opening,  development   and   other
             costs                                       3,412       7,843
            Accrued    liabilities   and    prepaid
             expenses                                    5,107       7,230
            Deferred revenue                               215         244
            Accrual of directors' option expense           428         475
            Alternative minimum tax credits              2,133          -
                 Total  deferred  tax assets            12,803      17,591
            Valuation allowance                        (1,149)     (1,536)
            Deferred tax assets, net
              valuation allowance                       11,654      16,055
          Deferred tax liabilities:
            Excess tax depreciation                   (11,262)      (7,751)
            Prepaid expenses                           (1,312)      (1,769)
              Total deferred tax liabilities          (12,574)      (9,520)
          Net deferred tax assets (liabilities)      $   (920)   $   6,535

      The valuation allowance on the deferred tax assets consists primarily of an allowance for state tax net operating loss carryforwards and deferred tax assets related to various states. The Company has state net operating losses available to offset future taxable income of approximately $31,800,000 for various states that will expire between the years 2004 and 2013. The Company has an Alternative Minimum Tax credit carryforward of approximately $2,133,000, which can be used to reduce future Federal tax liabilities. This tax credit does not have an expiration date.

      Significant components of the provision for (benefit of) income taxes attributable to operations are as follows:

                                                Years ended March 31,
                                                (dollars in thousands)
                                            1998        1997          1996
     Current:
      Federal                           $  (5,441)  $ (25,777)     $ 13,975
      State                                  (819)     (1,045)        2,745
       Total current                       (6,260)    (26,822)       16,720
     Deferred:
      Federal                                6,776         624      (2,199)
      State                                    679         707        (251)
       Total deferred                        7,455       1,331      (2,450)
     Total provision (benefit)              $1,195    $(25,491)    $ 14,270


      The 1998 and 1997 net tax losses have been carried back to previous tax years and result in refunds of taxes previously paid.

      The reconciliation of income tax attributable to continuing operations computed at the Federal statutory rates to income tax expense is:

                                                  Years ended March 31,
                                              1998       1997       1996
     Federal statutory rate (benefit)          35%       (35%)       35%
     State   taxes  on  income,  net   of      (3%)       (1%)        4%
           Federal income tax benefit
     Non-deductible expenses                   2%           -          -
     Other                                     4%           -          -
     Financial  statement provision  rate
     (benefit)                                38%         (36%)      39%

Note 9 - Restructuring Charge

      The restructuring charge in 1997 reflects the Company's decision to significantly reduce its pursuit of development opportunities in new or emerging jurisdictions and instead concentrate on improving its existing operations. The one-time charge consists principally of the net loss on the disposal of assets held for or used in development activities and the cost of employee severance arrangements. This resulted from the sale of the Players I riverboat, which was previously held for future deployment, and a corporate aircraft, the closure of two development offices and the retirement or termination of 21 senior management and staff. The affected employees included those specifically responsible for the Company's developmental activities and others affected by the Company's revised business plan. In 1998 and 1997, approximately $800,000 and $7,800,000,
respectively, were charged against the     reserve established by
the restructuring.

Note 10 - Other Long-Term Liabilities

     A summary of other long-term liabilities follows:

                                                          March 31,
                                                     (dollars in thousands)
                                                          1998       1997
     Net  present value of estimated future  payments
        to purchase a hotel                             $ 24,990   $ 25,161
     Long-term portion of agreement with the City  of
        Lake Charles                                       3,696       -
     Long-term  portion  of  liabilities  related  to
        purchase of a riverboat                              -          800
     Capital   lease  related  to  the  purchase   of
        computer equipment                                   252       -
     Other                                                    59         91
                                                       $  28,997  $  26,052

     In August 1995, the Company acquired a hotel for $6,700,000 plus future payments based on the number of passengers boarding the riverboat casinos contiguous to it over the ensuing 28 years. The estimated future payments were discounted at 11% and recorded at their net present value. Actual payments in excess of the amortization of the net present value of estimated future payment are recorded as contingent payments (see Note 16).

Note 11 - Long-Term Debt

     A summary of long-term debt is as follows:

                                                            March 31,
                                                    (dollars in thousands)
                                                        1998         1997
Senior  Notes,  interest at  10-7/8%  payable  semi-
   annually on April 15 and October 15, due
   2005  (fair value based on quoted market  price  is
   approximately $163,500 and $155,250
   for  the  years ended March 31, 1998  and  1997,
   respectively)                                      $150,000    $150,000
Note  payable under revolving bank credit agreement,
   weighted average interest rate of
   10.98% and 9.10% for years ended March 31, 1998
   and 1997,  respectively (carrying
   amount approximates fair value)                       30,000      46,000
Note payable, secured by slot machines, interest  at
   12% due June 23, 1999 (carrying amount approximates
   fair value)                                            2,549         -
                                                        182,549     196,000
Less current portion                                     (2,008)     (8,500)

                                                       $180,541    $187,500

     The Company has had a revolving credit agreement (the "Credit Agreement") with a group of banks led by Wells Fargo
since  August,  1995.   The  Credit  Agreement  was  revised   in
December, 1996, following a default under its then current minimum EBITDA covenant. The December, 1996 revisions permitted the Company to complete the construction of the Maryland Heights project, but eliminated the Company's ability to use borrowed funds for any other purposes and required repayment of the full amount of the loan by June 30, 1998. In July, 1997, following the completion of Maryland Heights and the paydown of the bank line with the proceeds of the Mesquite sale and the associated tax refund, the Company began discussions with Wells Fargo to revise the terms of the Credit Agreement. In March, 1998, the Company closed a new $80,000,000 five year bank agreement with
Wells  Fargo  and  a  group  of  participating  banks.   The  new
agreement reduced the Company's floating rate interest cost from 2 1/2% over the prime rate to 2 1/2% over LIBOR (from approximately 11% to 8 1/2% in the then current interest rate environment). At the Company's discretion, borrowings under the new bank agreement can be drawn at 1% over prime to provide additional flexibility.
The new agreement contains covenants that, among other things, place restrictions on additional indebtedness, dividends, capital expenditures, and limit share repurchases to $10,000,000 plus 50% of net income during the term of the facility.

      The Company wrote-off loan costs related to its revolving credit agreement in the amount of $1,078,000 and $2,744,000 in the years ended March 31, 1998 and 1997, respectively.

Note 12 - Stockholders' Equity

     During  1996,  the  Company repurchased a total  of  672,100 shares of its common stock for a total cost of $7,294,000.

     On January 29, 1997, the Company announced that its Board of Directors had approved the adoption of a Stockholders' Rights Plan. The Plan is designed to ensure that all stockholders of the Company receive fair value for their Common Shares in the event of any proposed takeover and to guard against the use of partial tender offers or other coercive tactics to gain control of the Company without offering fair value to stockholders. Pursuant to the Plan, holders of record as of October 27, 1997 will receive one Right for each Common Share, with each Right representing the right to purchase one one-hundredth of a preferred share or, upon the happening of certain events, Common Shares or other securities and property.

Note 13 - Common Stock Options and Warrants

      The Company has four stock option plans, the 1985 Incentive Stock Option Plan ("1985 Plan") for employees covering 600,000 shares of common stock, the 1990 Incentive Stock Option and Non-Qualified Option Plan covering 1,200,000 shares of common stock ("1990 Plan"), the 1993 Incentive Stock Option and Non-Qualified Option Plan covering 3,000,000 shares of common stock ("1993 Plan"), and the 1994 Directors Stock Incentive Plan ("1994 Plan") covering 900,000 shares of common stock. As of March 31, 1998, the Company had 352,149 shares under the 1990 Plan, 1,695,500 shares under the 1993 Plan and 216,250 shares under the 1994 Plan available for issuance in connection with future stock options that may be granted. The 1985 Plan expired on April 22, 1995, therefore, no additional grants may be made, although outstanding awards may be exercised. Options granted are generally exercisable between three and ten years from date of grant.

      In addition to the foregoing plans, 220,377 other options and 150,000 warrants were outstanding as of March 31, 1998.
Summarized information for all stock options and warrants is as follows:

                         1998                1997              1996
                        Weighted-           Weighted-          Weighted-
                        Average             Average            Average
               Options/  Exercise  Options/  Exercise Options/  Exercise
               Warrants  Price    Warrants   Price    Warrants  Price


Outstanding
  at
  beginning
  of year   3,278,278    $9.58  6,335,502    $9.54  6,027,767   $ 9.16
Granted:
Exercise
price equals
market price  709,000    $3.20    491,750   $ 7.65    528,250   $13.26

Exercise
price exceeds
market
price              -        -   1,082,300   $ 8.17          -       -
Exercised     (50,150)   $1.63 (2,100,000)  $ 2.67   (187,165)   $6.94
Expired or
 canceled    (990,326)  $10.41 (2,531,274) $ 14.24    (33,350)  $14.20

Outstanding
  at end
  of year   2,946,802    $7.90  3,278,278   $ 9.58  6,335,502   $ 9.54
Options
  exercisable
  at end of
  year      1,854,522    $9.07    2,076,351 $10.04  3,851,005    $6.48

      Options granted and cancelled during 1997 include the activity resulting from a special program approved by the Company which enabled certain option holders to consent to the cancellation of certain outstanding options, whether vested or unvested, in exchange for a grant of new stock options with an option price based on a minimum of 110% of the current market price of the Company's stock. The new options vest in five equal annual installments commencing September 19, 1996. In total, 1,442,900 options with an average exercise price of $13.59 per share were cancelled in exchange for 842,300 new options with an average exercise price of $7.91 per share.

      The following table summarizes information regarding stock options and warrants outstanding at March 31, 1998.


                   OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE

                                 Weighted
                                 Average     Weighted            Weighted
       Range of       Number     Remaining   Average   Number    Average
       Exercise     Outstanding  Contractual Exercise  Exercis   Exercise
        Prices                    Life       Price     able      Price
     $2.25 - $6.25     918,752     7.15      $  3.94   429,752    $  4.82

     $7.00 - $7.70   1,000,550     2.77      $  7.57   629,970    $  7.64

    $8.47 - $11.83     759,500     1.97       $10.16   552,600     $10.68

    $13.56 - $19.33    268,000     1.66       $16.36   242,200     $16.65

                     2,946,802                       1,854,522

     The Company applies APB Opinion No. 25, Accounting for Stock
Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans.

      The  following table discloses the Company's pro forma  net
income   (loss)   and  net  income  (loss)  per  share   assuming
compensation cost for employee stock options had been  determined using  the  fair  value-based  method  prescribed  by  SFAS  123,
Accounting   for  Stock  Based  Compensation.   The  table   also
discloses the weighted-average assumptions used in estimating the fair  value of each option grant on the date of grant  using  the
Black-Scholes  option  pricing  model.   The  model  assumes   no
expected  future dividend payments on the Company's common  stock for  the  options granted in fiscal years ended March  31,  1998,
1997 and 1996.
                                        Years ended March 31,
                              (Dollars in thousands, except per share data)
                                             1998        1997        1996
     Net income (loss)
        As reported                         $1,951   $(46,298)     $22,320
        Pro forma                           $  631   $(49,395)     $21,572
     Basic earnings (loss) per share
        As reported                          $0.06    $ (1.56)      $ 0.75
        Pro forma                            $0.02    $ (1.66)      $ 0.72
     Diluted   earnings  (loss)   per
     share
        As reported                          $0.06    $ (1.56)      $ 0.70
        Pro forma                            $0.02    $ (1.66)      $ 0.67
     Weighted-average assumptions
        Expected    stock    price          60.20%      57.48%      55.27%
         volatility
        Risk-free interest rate              5.70%       6.38%       6.48%
        Expected option lives            6.6 years   3.4 years   4.7 years

     Because the provisions of SFAS No. 123 have not been applied to options granted prior to April 1, 1995, and due to the issuance in fiscal year 1997 of a large option grant under the special program discussed above, the resulting pro forma compensation cost for the years presented may not be representative of that to be expected in future years.


      The  weighted average fair value of options granted  is  as follows:
                                                 Years ended March 31,
                                             1998       1997        1996
               Options  granted equal  to
                market price                 $2.01      $3.82      $6.96
               Options  granted  greater
                than market price             -         $2.75        -

Note 14 - Earnings Per Share

      There  are no adjustments required to be made to net income
(loss) for purposes of computing basic and diluted earnings per share ("EPS").

      The following is a reconciliation of basic weighted average
shares   outstanding   to   diluted   weighted   average   shares
outstanding:

                                               Years ended March 31,
                                           1998        1997       1996
             Weighted average common
             shares outstanding for
             basic EPS calculation       31,904,658  29,765,483  29,765,151
             Dilutive effect of stock
             options and warrants            44,970         -     2,252,987
             Weighted average common
             shares outstanding
             for diluted EPS             31,949,628  29,765,483  32,018,138

      The calculation of diluted earnings per share excludes certain options to purchase common stock. These options have been excluded as they would be antidilutive to the diluted earnings per share calculation. The weighted average number of options excluded were 2,901,451, 5,302,425 and 1,637,555 for the years ended March 31, 1998, 1997 and 1996, respectively.

Note 15 - Employee Benefit Plans

      The Company has a defined contribution plan that provides retirement benefits for participating employees. Eligible employees may elect to participate by contributing a percentage of their pre-tax earnings to the plan. Employee contributions to the plan, up to certain limits, are matched at 25% by the
Company.   The  Company's contribution expense for the  plan  was
$269,000,  $385,000 and $321,000 for the years  ended  March  31,
1998, 1997 and 1996, respectively.

Note 16 - Commitments and Contingencies

      The Company leases office space, land and equipment under operating and capital leases expiring at various dates through December 2015. The minimum annual payments under non-terminable lease agreements at March 31, 1998 are as follows (dollars in thousands):

                                                Capital   Operating Leases
Years ending March 31,                           Lease
           1999                                   $ 285         $863
           2000                                     277          558
           2001                                      -           237
           2002                                      -           100
           2003                                      -           100
           Thereafter                                          1,016
           Total minimum lease payments             562        2,874
           Less:  Amount representing
             interest at 11%                        (58)
           Present value of minimum capital
             lease payments                         504
           Less: Current installments              (252)
           Obligations under capital leases-
             less current liabilities              $252

     Rent expense for all operating leases was as follows:

                                              Years ended March 31,
                                            (dollars  in thousands)
                                            1998      1997     1996
     Minimum rentals                      $ 4,569   $ 2,016  $ 4,227
     Contingent payments                    2,447     3,807    2,590
                                          $ 7,016  $  5,823 $  6,817

     For the fiscal years ended March 31, 1997 and 1996, $262,000 and  $232,000, respectively, of rent expense is included in  pre-
opening   and   gaming  development  costs  in  the  accompanying
consolidated statements of operations.

      The Company is involved in certain litigation regarding the constitutionality of gaming facilities such as the Company's facility in Maryland Heights, Missouri (the "Maryland Heights Facility") located upon artificial basins fed by the Missouri River. An amendment to the State constitution has been proposed for the November 1998 ballot. Based on the outcome of the November referendum and subsequent court proceedings, the possibility exists that the Company could be forced either to remediate or close the Maryland Heights Facility. If either of these events occur, the Company could incur substantial remediation costs or a substantial write-down in asset values. The amounts involved cannot be reasonably estimated at this time.

      Each cruising riverboat is regulated by the U.S. Coast Guard. U.S. Coast Guard regulations require that hulls of vessels of the type being operated by the Company in Lake Charles and Metropolis be inspected every five years at a U.S. Coast Guard approved dry docking facility which will cause a temporary loss of service that could last one month or longer, unless the U.S. Coast Guard determines that an alternative to dry docking is acceptable. The next inspection is scheduled to occur in the fall of calendar 1998 for the Lake Charles Star Riverboat, the fall of calendar 2000 for the Players III Lake Charles Riverboat, and the fall of calendar 2000 for the Metropolis Riverboat. Subject to U.S. Coast Guard approval, the Company is pursuing an underwater onsite inspection of the hull of the Lake Charles Star Riverboat as an alternative to dry docking. An underwater hull inspection would likely involve a minimal disruption in operations; however, no assurance can be given that dry docking and the related loss of service will not be required.

      The Company and its subsidiaries are defendants in certain other litigation. In the opinion of management, based upon the advice of counsel, the aggregate liability, if any, arising from such other litigation will not have a material adverse effect on the accompanying consolidated financial statements.

Note 17 - Transactions with Related Parties

      Marshall  Geller, a member of the board of  directors,  was
paid   $50,000  during  the  year  ending  March  31,  1996,   in
consideration for consulting services rendered.

     The Company purchases promotional items from a company owned by Edward Fishman, Chairman of the Company. During the years ended March 31, 1997 and 1996, the Company paid $312,000 and $1,052,000 respectively, for such items. There were no purchases in 1998.

       The Company entered into a contract with Griffin Gaming & Entertainment, Inc. (GGEI) dated July 18, 1995 for the production of theater shows at its Mesquite property. Under the contract, which expired on March 7, 1996, the Company paid an aggregate of $396,000 to GGEI.

      During fiscal year 1997, the Company entered into an agreement with a company controlled by Merv Griffin, a major stockholder of the Company, to modify its license agreement, under which he acted as the public representative for all of the Company's riverboat and dockside casinos, to reflect the extension of its terms to the Company's second riverboat casino in Lake Charles and its land-based casino in Mesquite effective as of the opening of each facility. The fees that would have been payable with respect to these two additional facilities were replaced with one lump-sum payment of approximately $300,000 for services at these facilities through the period ending December 31, 1996, the expiration date of the agreement.