Form 10-K/A
period 1998-03-31
PLAYERS INTERNATIONAL INC /NV/
filed 1998-07-29
CIK 796912

19

                          UNITED STATES
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

   As  of  July  17,  1998, the aggregate  market  value  of  the
registrant's   Common  Stock  held  by  non-affiliates   of   the
registrants was not less than $128,000,000.

   As of July 17, 1998, there were 31,941,737 shares of the registrant's Common Stock outstanding, net of treasury stock.

GENERAL

        Players International, Inc. (the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 1998, by deleting its responses to Items 10, 11, 12 and 13 contained in its original filing and replacing such sections with the following:

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are as follows:

                             PRESENT POSITION         DIRECTOR
           NAME              WITH THE COMPANY          SINCE    AGE
      Edward Fishman  Chairman of the Board of         1985      55
                      Directors
      Howard Goldberg President, Chief Executive       1986      53
                      Officer and Director
      John Groom      Executive Vice President,        1997      53
                      Chief Operating Officer and
                      Director
      Marshall S.     Director                         1989      59
      Geller (1)
      Lee Seidler (2) Director                         1987      63
      Charles Masson  Director                         1996      45
      Earl Webb (1)   Director                         1996      42
      Lawrence Cohen  Director                         1996      40
      (1) (2)
      Vincent J.      Director                         1997      59
      Naimoli
      Alan R. Buggy   Director                         1997      49
      Peter J. Aranow Executive Vice President          --       52
                      Finance, Chief Financial
                      Officer, Treasurer and
                      Secretary
      Patrick H.      Vice President and General        --       36
      Madamba, Jr.    Counsel

     (1) Member of the Compensation Committee, of which Mr. Webb is chairman.
     (2) Member of the Audit Committee, of which Mr. Seidler is chairman.

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

     Earl E. Webb is a Managing Director and serves on the Board of Directors of LaSalle Partners Incorporated and serves as the head of LaSalle Partners' Investment Banking Group, which provides real estate acquisition, disposition and financing services to clients that include domestic and foreign corporations, pension funds, developers and financial institutions. He serves on the Board of Directors of LaSalle Partners and as a member of its Management Committee.

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

     Vincent J. Naimoli has served as Chairman, President and Chief Executive Officer of Anchor Industries International, Inc., a multi-industry, operating, holding and financial services company since 1989 and as the Managing General Partner and Chief Executive Officer of the Tampa Bay Devil Rays since 1995. Mr. Naimoli served as a director of GG&E from May 1994 to December 1996, as Chairman, President and Chief Executive Officer of Doehler-Jarvis, Inc., a designer and manufacturer of precision aluminum castings, from 1991 to 1995, as Chairman, President and Chief Executive Officer of Harvard Industries, Inc., an automotive components company, from 1993 to 1997, and as Chairman, President and Chief Executive Officer of Ladish Company, Inc., a manufacturer of forged titanium and other metal components, from 1993 to 1995. He serves on the Board of Directors of Florida Progress Corporation and Russell-Stanley Corporation.

     Alan R. Buggy has served as the President and Chief Executive Officer, and as a member of the Board of Directors of The Chalfont Group, an investment company, since 1997. From 1994 to 1997, Mr. Buggy served as Managing Director of Price Waterhouse. From 1990 to 1993, Mr. Buggy served as Executive Chairman of ITC Entertainment Group. Mr. Buggy also served as Managing Director of Samuel Montagu, Inc., a merchant banking firm, from 1983 to 1990. From 1982 to 1983, he served as Senior Vice President of American Scandinavian Bank, managing the corporate finance and treasury divisions.

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

     Howard Goldberg and Lee Seidler are brothers-in-law.

Section 16(a) - Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's executive officers and directors to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that none of its executive officers and directors failed to comply with
Section 16(a) reporting requirements in fiscal year 1998 except for Edward Fishman, who filed in February, 1998, late reports concerning transactions involving sales of 50,000 shares of common stock during November, 1997 and 20,000 shares of common stock during December of 1997.

Item 11.    Executive Compensation

Summary Compensation Table

     The following summary compensation table sets forth, for the Company's last three fiscal years, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to Howard Goldberg, the Company's Chief Executive Officer and to each of the Company's other most highly compensated executive officers as of March 31, 1998 (collectively, the "Named Executives"):

                   Summary Compensation Table


                                      Annual         Long-term
                                    Compensation    Compensation
                                                                    All
        Name and     Fiscal Year                     Securities    Other
        Principal      Ending                        Underlying    Compen-
        Position      March 31    Salary    Bonus    Options/SARs  sation


      Howard            1998     $462,500  $476,250  230,000(1)      -
      Goldberg          1997     $475,000     -      600,000(2)      -
      President,        1996     $500,000     -          -           -
      Chief
      Executive
      Officer
        and
      Director

      Peter J.          1998     $262,500   $150,000  40,000(1)      -
      Aranow            1997     $300,000     -      150,000(3)      -
      Executive         1996     $350,000     -       25,000(4)      -
      Vice
      President-
      Finance
      and Chief
      Financial
      Officer

      John Groom        1998     $315,000  $300,000  140,000(1)      -
      Chief             1997     $300,000     -      100,000(5)      -
      Operating         1996     $ 54,918(6)  -      100,000(6)      -
      Officer and
      Director

      Patrick           1998     $156,250  $110,000   30,000(1)      -
      Madamba, Jr.      1997     $139,829   $25,000   15,000(7)      -
      Vice              1996     $127,356     -        7,500(8)      -
      President and
      General
      Counsel
      _____________

(1) Relates to options granted on November 19, 1997, with an exercise price of $3.125 per share. The options vest 25% on the date of the grant and on each of the first through third anniversaries of the date of the grant.

(2) Includes 375,000 shares subject to options granted on September 19, 1996, with an exercise price of $7.70 per share which vests 100% on date of issuance and 225,000 shares subject to options granted on September 19, 1996, with an exercise price of $8.47 which vests 20% on date of the grant and on each of the first through fourth anniversaries of the date of grant.

(3) Includes 50,000 shares subject to options and 100,000 Stock Appreciation Rights ("SARs") granted on
     September 19, 1996, with an exercise price of $7.70 per share. The options vest 20% on the date of the grant and on each of the first through fourth anniversaries of the date of the grant. The SARs vest upon a change of control.

(4) Includes 25,000 shares subject to options granted on November 17, 1995, with an exercise price of $13.56 per share. The options vest 20% on each of the first through fifth anniversaries of the date of the grant.

(5)  Includes 100,000 shares subject to options granted
     on  September 19, 1996, with an exercise price of $7.00 per
     share.   The  options vest 20% on each of the first
     through fifth anniversaries of the date of the grant.

(6) Represents fiscal year compensation following January 25, 1996 for John Groom, the date when he became an employee of the Company. Includes 100,000 shares subject to options granted on January 24, 1996, with an exercise price of
     $9.25  per  share.   The options vest 20% on each of the first
     through  fifth anniversaries of the date of the grant.

(7) Includes 15,000 shares subject to options granted on September 19, 1996, with an exercise price of $7.70 per share. The options vest 20% on date of the grant and on each of the first through fourth anniversaries of the date of grant.

(8)  Includes 7,500 shares subject to options granted on November
     17,  1995,  with  an exercise price of  $13.56  per  share.   The
     options   vest  20%  on  each  of   the    first  through   fifth
     anniversaries of the date of the grant.

No other annual compensation or long-term incentive plan payouts were paid during the fiscal year ending March 31, 1998.

Stock Option Grants

           The following table relates to options granted to the Named Executives during the fiscal year ended March 31, 1998.

                Option Grants in Last Fiscal Year

                                                             Potential
                                                          Realizable Value
                                                             at Assumed
                         Individual Grants                 Annual Rates of
                                                             Stock Price
                                                           Appreciation for
                                                             Option Terms
                         % of Total    Exer-
                           Options     cise
               Options   Granted to    Price    Expira-
               Granted    Employees    Per      tion
      Name       (1)     in Fiscal Yr. Share    Date          5%        10%


      Howard   230,000      36.28      $3.13   11/19/07   $452,018  $1,145,502
      Goldberg

      Peter J.  40,000       6.31      $3.13   11/19/07   $ 78,612  $  199,218
      Aranow

      John     140,000      22.08      $3.13   11/19/07   $275,141  $  697,262
      Groom

      Patrick   30,000       4.73      $3.13   11/19/07   $ 58,959  $  149,413
      Madamba,
      Jr.

(1) The options in this table were granted in fiscal year 1998 and have an exercise price equal to the fair market value of the Company's common stock on the date of grant.

Stock Option Exercises

          The following table relates to options exercised during the fiscal year ended March 31, 1998 and options outstanding at year end.

               Aggregated Option Exercises in Last
          Fiscal Year and Fiscal Year End Option Values

                                    Number of            Value of Unexercised
                                   Unexercised                In-the-Money
                                   Options at              Options at March 31
              Shares             March 31, 1998                 1998(1)
             Acquired
                on     Value      Exercisable/               Exercisable/
      Name   Exercise Realized   Unexercisable               Unexercisable

      Howard     -       -     578,750    307,500         $104,248   $312,743
      Goldberg

      Peter J.   -       -     175,000    175,000         $ 18,130   $ 54,390
      Aranow

      John       -       -      95,000    245,000         $ 63,455   $190,365
      Groom

      Patrick    -       -      13,500     31,500         $ 13,598   $ 40,793
      Madamba, Jr.

 (1) Based upon the aggregate sum of the positive difference between the Nasdaq National Market closing quotation for the Common Stock on March 31, 1998 and the exercise price for each option.

COMPENSATION OF DIRECTORS

     Each director not employed by the Company ("Non-Employee Director") is paid a retainer at an annual rate of $25,000, payable in quarterly installments. Each Non-Employee Director who is a Chairman of a Board Committee is paid a Chairman's fee at an annual rate of $5,000, also payable in quarterly installments. In addition, directors are paid an attendance fee of $1,000 for actual attendance at Board or Committee meetings and $250 for attendance by telephone at any such meetings. Fees for Committee meetings are limited to one fee per day, in addition to any fee for attendance at a Board meeting on that day. The Company reimburses the directors for reasonable expenses incurred in attending Board or Committee meetings.

     Upon election to the Board, Non-Employee Directors receive an initial stock option grant of 22,500 shares, exercisable at a price equal to the fair market value per share of common stock on the date of grant. Fifty percent (50%) of the initial grant will vest as of the date of the grant with the balance vesting upon the first re-election to the Board after completion of the first full year of service as a director. Subsequent future annual grants ("Future Annual Grant") of 5,000 stock options are granted upon each re-election to the Board. Future Annual Grants are immediately exercisable as of the date of the grant.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

      The Company has entered into employment agreements with three executives, Howard A. Goldberg, Peter J. Aranow and Patrick
Madamba, Jr. ("Employment Agreements"). The Company has entered into a change of control agreement with John Groom.

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

     Change of Control Agreement. The Company has entered into a change of control agreement ("Agreement") with John Groom that will provide severance benefits in the event Mr. Groom's employment is terminated as a result of a change of control of the Company. If the Company terminates Mr. Groom's employment other than for cause (as defined in the Agreement) within two years after a change of control or within six months before a change in control, or if Mr. Groom terminates employment for good reason (as defined in the Agreement) within such period, Mr.
Groom will be entitled to receive severance benefits. The severance benefits include a lump sum payment equal to the present value of Mr. Groom's base compensation that would be due to him for a period of 36 months following his termination of employment, based on his average annual base compensation for the 36-month period preceding his termination, and a lump sum payment equal to the present value of the aggregate performance bonuses that the executive received for the 36-month period preceding his termination. In addition, Mr. Groom will continue to participate in the Company's applicable employee benefit programs during the period for which he receives severance benefits, unless the Company provides Mr. Groom with a payment equal to the cost of such coverage. The benefits under the Agreement are limited, however, by the Internal Revenue Code parachute provisions, as described in the section above entitled "Employment Agreements for Howard A. Goldberg and Peter J. Aranow."

      For purposes of the Agreement, the occurrence of any of the change of control events described above under "Employment Agreements for Howard A. Goldberg and Peter J. Aranow" will be considered a change of control, unless the Board determines otherwise before the event occurs. An event may be considered a change of control for purposes of other plans or agreements of the Company without being considered a change of control for purposes of this Agreement.

      The Agreement will continue through December 31, 1998, provided that if a change of control occurs during the term of the Agreement, the Agreement will automatically continue in effect for 24 months after the month in which the change of control occurs.

Item  12.    Security Ownership of Certain Beneficial Owners  and
Management

     The following table sets forth, as of the close of business on July 17, 1998, certain information with respect to the beneficial ownership of Common Stock: (i) by each director and executive officer of the Company; (ii) by all executive officers and directors, as a group; and (iii) by each stockholder who was known to the Company to be the beneficial owner, as defined in Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act"), of more than 5% of the Common Stock. As noted below, certain ownership information is presented as of December 31, 1997, the last date for reporting significant ownership positions by certain institutions under Securities and Exchange Commission ("SEC") rules. Each of the persons listed below has sole voting and investment power with respect to such shares, unless otherwise indicated.

                                  NUMBER OF SHARES       PERCENT
                                   BENEFICIALLY          OF CLASS
NAME OF BENEFICIAL OWNER             OWNED           BENEFICIALLY OWNED

The Griffin Group, Inc. (1)       4,267,350(2)            13.08%
Edward Fishman                    1,486,843(3)             4.56%
Howard Goldberg                     944,330(4)             2.85%
Lawrence Cohen                      248,600(5)               *
John Groom                          236,500(6)               *
Marshall S. Geller                  211,127(7)               *
Lee Seidler                         195,250(8)               *
Peter J. Aranow                      77,500(9)               *
Charles M. Masson                   27,500(10)               *
Earl E. Webb                        27,500(10)               *
Patrick Madamba, Jr.                13,500(11)               *
Vincent Naimoli                     13,250(12)               *
Alan Buggy                          11,250(12)               *

All     directors    and
executive officers as  a             3,493,150            10.34%
group (12)
Legg Mason, Inc.(1)              2,485,000(13)             7.62%
Dimensional         Fund         2,029,400(14)             6.22%
Advisors, Inc.(1)
* Less than 1%.

(1) The address of The Griffin Group, Inc. ("Griffin Group") is 780 Third Avenue, Suite 1801, New York, New York 10017. The address for Legg Mason is 100 Light Street, Baltimore, Maryland 21202. The address for Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(2)  Based  upon  information contained in  Amendment  No.  3  to
     Schedule 13D, dated January 31, 1997, as filed with the SEC. The holdings do not include the holdings of Lawrence Cohen, President and Chief Executive Officer of The Griffin Group.

(3) Includes 5,000 shares that are subject to options that are exercisable within 60 days of July 17, 1998 ("currently exercisable") and 60,000 shares held in trust in the name of Edward Fishman's children.

(4)  Includes 18,400 shares held in trust and in  thename of Mr.
     Goldberg's family members and 578,750 shares that are subject to currently exercisable options.

(5) Includes 27,500 shares that are subject to currently exercisable options.

(6) Includes 95,000 shares that are subject to currently exercisable options and 126,500 shares in which Mr. Groom has shared voting and investment power.

(7) Includes 146,627 shares that are subject to currently exercisable options.

(8) Includes 151,250 shares that are subject to currently exercisable options.

(9) Includes 62,500 shares that are subject to currently exercisable options.

(10) Includes 27,500 shares that are subject to currently exercisable options.

(11) Includes 13,500 shares that are subject to currently exercisable options.

(12) Includes 11,250 shares that are subject to currently exercisable options.

(13) Reflects  holdings  as  of December 31,  1997 reported  in
     Schedule 13G filed with the SEC. The shares are held by Legg Mason Special Investment Trust, Inc., with Legg Mason
     Fund Advisor,  Inc. having power to dispose thereof.

(14) Reflects  holdings  as  of December  31,  1997  reported  in
     Schedule 13G filed with the SEC. All securities reported are owned by advisory clients of Dimensional Fund Advisors, Inc. Dimensional Fund Advisors, Inc. disclaim beneficial ownership of all such securities. The total amount beneficially owned includes 2,029,400 shares subject to sole dispositive power and 1,330,050 shares subject to sole voting power. Persons who are officers of Dimensional Fund Advisors, Inc. also serve as officers of DFA Investment Dimension Group, Inc. (the "Fund") and the DFA Investment Trust Company (the "Trust"), each an open-end management investment company registered under the Investment Company Act of 1940. In their capacities as officers of the Fund and the Trust, those persons vote 222,900 additional shares which are owned by the Fund and 476,250 shares which are owned by the Trust (included in beneficial shares owned).

Item 13.  Certain Relationships and Related Transactions

      During fiscal year 1998, the Company had no transactions in which any director of the Company or any member of the immediate family of any such director had a material direct or indirect interest reportable under the applicable rules of the SEC.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Players International, Inc.

Date: July 24, 1998      By   /s/ Peter J. Aranow
                              Peter J. Aranow
                              Executive Vice President Finance,
                              Chief Financial Officer,
                              Treasurer and Secretary
                              (Principal Financial Officer)