Form 10-K/A
period 1998-03-31
PLAYERS INTERNATIONAL INC /NV/
filed 1998-08-14
CIK 796912

11


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                         _______________
                          FORM 10-K/A-2

    [X]  ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF  THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended March 31, 1998
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

   As  of  August  11, 1998, the aggregate market  value  of  the
registrant's   Common  Stock  held  by  non-affiliates   of   the
registrants was not less than $120,000,000.

   As of August 11, 1998, there were 31,941,737 shares of the registrant's Common Stock outstanding, net of treasury stock.

GENERAL

        Players International, Inc. (the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 1998, by deleting its responses to Item 14 contained in its original filing and replacing such section with the following:


                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   Financial Statements
         Players International, Inc.:

    CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1998 AND 1997
    FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MARCH 31, 1998:
       CONSOLIDATED STATEMENTS OF OPERATIONS
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       CONSOLIDATED STATEMENTS OF CASH FLOWS
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)(2)   Financial Statement Schedules
                                                                 Page
    Riverside Joint Venture:
    INDEPENDENT AUDITORS' REPORT............................        7
    BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1996.........        8
    STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
    1997 AND 1996...........................................        9
    STATEMENTS OF PARTNERS' CAPITAL FOR THE YEARS ENDED DECEMBER
    31, 1997 AND 1996.......................................       10
    NOTES TO FINANCIAL STATEMENTS...........................       12

All other schedules have been omitted because they are not applicable or not required or the required information is included in the Consolidated Financial Statements or Notes thereto.
(a)(3)    Listing of Exhibits:

    Exhibit
    Number     Description

    3.1(1) Articles of Incorporation, as amended, of Players International, Inc. (the "Company").
    3.2(12) By-laws of the Company, as amended.
    4.1(12) Indenture among certain subsidiaries of the Company and
            First Fidelity Bank, National Association, as Trustee, including form of Note (the "Senior Note Indenture").
    4.2(1)  Form of First Supplemental Indenture to the Senior Note
            Indenture.
    4.3(1)  Form of Second Supplemental Indenture to the Senior
            Note Indenture.
    4.4(11) Form of Third Supplemental Indenture to the Senior Note
            Indenture.
    4.5(17) Form of Fourth Supplemental Indenture to the Senior
            Note Indenture.
    4.6(17) Form of Fifth Supplemental Indenture to the Senior Note
            Indenture.
    4.7(17) Form of Sixth Supplemental Indenture to the Senior Note
            Indenture.
    10.1(3) The Company's 1985 Incentive Stock Option Plan.
    10.2(4) Amendment No. 1 to the Company's 1985 Incentive Stock
            Option Plan.
    10.3(5) The Company's 1990 Incentive Stock Option and Non-
            Qualified Stock Option Plan, as amended.
    10.4(2) The Company's 1993 Stock Incentive Plan.
    10.5(2) Form of Registration Rights Agreement dated as of June
            23, 1992 by and among the Company, Southern Illinois Riverboat/Casino Cruises, Inc., and the purchasers named therein.
    10.6(2) Agreement dated February 12, 1993 by and between
            Jebaco, Inc. and the Company with respect to the assignment of an option agreement relating to the Downtowner Hotel (now known as the Players Hotel).
    10.7(2) Option Agreement dated December 24, 1991 by and among
            The Beeber Corporation and Elisabeth S. Woodward and Jebaco, Inc. with respect to the Downtowner Hotel (now known as the Players Hotel).
    10.8(2) Amendment to Option Agreement dated March 9, 1993 by and among The Beeber Corporation and Elisabeth S. Woodward and Players Lake Charles, Inc., a subsidiary of the Company, with respect to the Downtowner Hotel (now known as the Players Hotel).
    10.9(2) License and Services Agreement dated December 8, 1992 by and among The Griffin Group, Inc., the Company and Southern Illinois Riverboat/Casino Cruises, Inc., as amended.
    10.10(2)Joint Venture Agreement dated May 1993 between
            Amerihost and a subsidiary of the Company with respect to a hotel in Metropolis, Illinois adjacent to the Company's Metropolis riverboat.
    10.11(6)Lease dated March 19, 1993 by and among the Beeber
            Corporation and Players Lake Charles, Inc., a
            subsidiary of the Company.
    10.12(7)Agreement of Purchase and Sale dated June 16, 1994, between Gem Mesquite, Ltd. And Players Nevada, Inc., a subsidiary of the Company (including form of letter Agreement from the Company to Gem Mesquite, Ltd. relating to registration rights).
    10.13(7)Transfer of Data Agreement dated June 16, 1994, between
            Gem Gaming, Inc. and Players Nevada, Inc. (including form of Promissory Note).
    10.14(7)Development Consulting Agreement dated June 16, 1994, between Gem Gaming, Inc. and Players Nevada, Inc. (including form of 1994 Series G Warrant).
    10.15(7)Option Transfer Agreement dated June 16, 1994, between
            Gem Gaming, Inc., Gem Mesquite, Ltd. and Players
            Nevada, Inc.
    10.16(8)The Company's 1994 Directors Stock Incentive Plan, as
            adopted April 14, 1994, and as amended July 14, 1994. 10.17(9)Agreement for Sale of Partnership Interests among the
            Company and certain of its subsidiaries and Showboat, Inc. and certain of its subsidiaries.
    10.18(1)Asset Purchase Agreement dated August 16, 1995 among the Company, Players Lake Charles, Inc. and the Beeber
            Corporation.
    10.19(1)Form of Credit Agreement ("Credit Agreement") among the
            Company, First Interstate Bank of Nevada, N.A., Bankers Trust Company, BT Securities Corporation, and certain other Lenders party thereto.
    10.20(1)Form of Revolving Promissory Notes made by the Company in favor of the Lenders party to the Credit Agreement. 10.21(1)Form of Swing Line Promissory Note made by the Company in favor of First Interstate Bank of Nevada, N.A. 10.22(1)Form of Guaranty made by Players Lake Charles, Inc.,
            Players Nevada, Inc., Southern Illinois
            Riverboat/Casino Cruises, Inc., Players Bluegrass
            Downs, Inc., Players Riverboat Management, Inc.,
            Players Riverboat, Inc., Players Mesquite Golf Club, Inc., Players Indiana, Inc., Players Riverboat, LLC, Players Mesquite Land, Inc., Players Maryland Heights, Inc., River Bottom Inc. and Showboat Star Partnership
            in favor of First Interstate Bank of Nevada, N.A. 10.23(1)Form of Company Pledge Agreement between the Company and First Interstate Bank of Nevada, N.A.
    10.24(1)Form of Company Pledge Agreement (Nevada) between the
            Company and First Interstate Bank of Nevada, N.A. 10.25(1)Form of First Amendment to Company Pledge Agreement
            (Nevada) between the Company and First Interstate Bank
            of Nevada, N.A.
    10.26(1)Form of LLC Membership Interest Security Agreement
            between the Company and First Interstate Bank of
            Nevada, N.A.
    10.27(1)Form of Company Security Agreement between the Company and First Interstate Bank of Nevada, N.A.
    10.28(1)Form of Subsidiary Security Agreement (Nevada) among
            Players Nevada, Inc., Players Mesquite Golf Club, Inc., Players Mesquite Land, Inc. and First Interstate Bank
            of Nevada, N.A.
    10.29(1)Form of Subsidiary Security Agreement (Louisiana) among
            Players Lake Charles, Inc., Showboat Star Partnership, Players Riverboat LLC and First Interstate Bank of Nevada, N.A.
    10.30(1)Form of Subsidiary Security Agreement (Illinois)
            between Southern Illinois Riverboat/Casino Cruises,
            Inc. and First Interstate Bank of Nevada, N.A. 10.31(1)Form of Partnership Interest Security Agreement between
            Players Riverboat Management, Inc. and First Interstate Bank of Nevada, N.A.
    10.32(1)Form of Collateral Account Agreement between the
            Company and First Interstate Bank of Nevada, N.A. 10.33(1)Form of Nevada Deed of Trust, Fixture Filing and
            Security Agreement with Assignment of Rents relating to the Credit Agreement.
    10.34(1)Form of Louisiana Act of Mortgage, Fixture Filing and
            Security Agreement between Players Lake Charles, Inc. and First Interstate Bank of Nevada, N.A.
    10.35(1)Form of Illinois Mortgage Fixture Filing and Security
            Agreement with Assignment of Rents relating to the
            Credit Agreement.
    10.36(1)Form of First Preferred Ship Mortgage made by Showboat
            Star Partnership (an entity owned, directly or indirectly, by the Company and its subsidiaries) to First Interstate Bank of Nevada, N.A.
    10.37(1)Form of Environmental Indemnity made by the Company to
            First Interstate Bank of Nevada, N.A.
    10.38(1)Form of Master Vessel and Collateral Trust Agreement
            between First Interstate Bank of Nevada, N.A. as Administrative Agent and First Interstate Bank of Nevada, N.A. as Trustee and acknowledged and accepted by the Company.
    10.39(10)Partnership Agreement dated November 2, 1995, by and between Harrah's Maryland Heights Corporation and
            Players MH, L.P.
    10.40(10)Guaranty of Players International, Inc. dated November
            2, 1995.
    10.41(10)Management Agreement dated November 2, 1995 by and between Riverside Joint Venture and Harrah's Maryland Heights Operating Company.
    10.42(10)License Agreement dated November 2, 1995 by and among
            Players International, Inc., Riverside Joint Venture
            and Harrah's Maryland Heights Operating Company. 10.43(10)Ground Lease dated November 3, 1995 by and between
            Harrah's Maryland Heights LLC and Riverside Joint
            Venture.
    10.44(10)Lease Agreement dated as of November 3, 1995 by and between Riverside Joint Venture and Players MH, L.P. 10.45(10)Parent Guaranty of Players International, Inc. dated
            November 3, 1995.
    10.46(10)Right of First Refusal to Purchase dated November 3,
            1995 by and between Harrah's Maryland Heights LLC and
            Players MH, L.P.
    10.47(10)Option Agreement dated November 3, 1995 by and between
            Riverside Joint Venture and Harrah's Maryland Heights,
            L.L.C.
    10.48(10)Development of Agreement (Earth City Expressway
            Extension) by and between the City of Maryland Heights and Riverside Joint Venture.
    10.49(11)Form of Agreement between the Company and Lake Charles
            Construction Corporation dated November 15, 1995 for
            the Players Island-Entertainment Barge.
    10.50(11)Agreement between the Company and Lake Charles
            Construction Corporation dated February 16, 1996 for
            the Players Island-Entertainment Barge.
    10.51(13)Retirement Agreement and General Release dated
            September 9, 1996 between the Company and Edward
            Fishman.
    10.52(13)Retirement Agreement and General Release dated
            September 9, 1996 between the Company and David
            Fishman.
    10.53(14)Amended and Restated Credit Agreement, dated as of
            December 16, 1996, among the Company and the Lenders party thereto, Wells Fargo Bank, N.A., Bankers Trust Company and BT Securities Corporation.
    10.54(15)Purchase Agreement by and among Players Nevada, Inc.,
            Players Mesquite Land, Inc., Players Mesquite Golf
            Club, Inc. and RBG, LLC.
    10.55(16)March 17, 1997 Letter Agreement to the Asset Purchase
            Agreement Extending Closing Date.
    10.56(16)March 18, 1997 Letter Agreement to the Asset Purchase
            Agreement Regarding Application of Due of Due Diligence
            Fee.
    10.57(16)March 18, 1997 Letter Agreement to the Asset Purchase
            Agreement Regarding Certain Matters Incident to
            Closing.
    10.58(18)Asset Purchase Agreement dated as of September 30, 1997 by and between Lakeshore Hotels, Ltd.  and Players
            International, Inc.
    10.59(18)November 13, 1997 Amendment No. 1 to Asset Purchase
            Agreement
    10.60(18)December 17, 1997 Amendment No. 2 to Asset Purchase
            Agreement
    10.61(17)January 9, 1998 Letter Agreement with Wells Fargo Bank regarding terms of Reducing Revolving Credit Agreement. 10.62(18)Second Amended and Restated Credit Agreement, dated as of March 11, 1998, among the Company and the Lenders party thereto and Wells Fargo Bank, N.A.
    10.63(18)March 24, 1998 Letter Agreement regarding execution of the Settlement and Admission Fee Agreement.
    10.64(18)Settlement and Admission Fee Agreement dated May 15,
            1998 among Players Lake Charles, L.L.C., Showboat Star Partnership and the City of Lake Charles.
    10.65   Howard A. Goldberg Employment Agreement dated October
            1, 1996.
    10.66   Peter J. Aranow Employment Agreement dated October 1,
            1996.
    10.67   Patrick Madamba Employment Agreement dated March 31,
            1997.
    10.68   John Groom Change of Control Agreement dated August 1,
            1997.
    21(18)  Subsidiaries of Players International, Inc.
    27(18)  Financial Data Schedule
___________

(1)Filed as an exhibit to the Company's Registration
   Statement on Form S-4, File No. 33-60085, and
   incorporated herein by reference.
(2)Filed as an exhibit to the Company's Registration
   Statement on Form S-3, File No. 33-61026, and
   incorporated herein by reference.
(3)Filed as an exhibit to the Company's Registration
   Statement on Form 10 filed on August 13, 1986, File No. 0-14897, as amended on Form 8 filed October 17, 1987, and incorporated herein by reference.
(4)Filed as an exhibit to the Company's Annual Report on
   Form 10-K for the fiscal year ended March 31, 1988, and incorporated herein by reference.
(5)Filed as an exhibit to the Company's Annual Report on
   Form 10-K for the fiscal year ended March 31, 1991, and incorporated herein by reference.
(6)Filed as an exhibit to the Company's Registration
   Statement on Form S-3, as amended by Form S-3, File No. 33-75006, and incorporated herein by reference.
(7)Filed as an exhibit to the Company's Current Report on
   Form 8-K filed on June 24, 1994, and incorporated herein
   by reference.
(8)Filed as an exhibit to the Company's Registration
   Statement on Form S-3 filed on July 24, 1994, and incorporated herein by reference.
(9)Filed as an exhibit to the Company's Annual Report on
   Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.
(10) Filed as an exhibit to the Company's Quarterly Report
   on Form 10-Q for the quarter ended December 31, 1995,
   and incorporated herein by reference.
(11) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference.
(12) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.
(13) Filed as an exhibit to the Company's Form 8-K dated September 17, 1996, and incorporated herein by reference.
(14) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, and incorporated herein by reference.
(15) Filed as an exhibit to the Company's Form 8-K/A. Filing dated March 18, 1997, and incorporated herein by reference.
(16) Filed as an exhibit to the Company's Form 8-K. Filing dated March 18, 1997, and incorporated herein by reference.
(17) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference.
(18) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.
_____________

(b) Reports on form 8-K filed during the last quarter of the period covered by this report:

   None

(c)   Exhibits required by Item 601 of Regulation S-K:

   The exhibits incorporated by reference herein are set forth in Item 14(a)(3) above.

(d) Included below are separate financial statements of subsidiaries not consolidated and 50% or less owned.

                  Independent Auditors' Report


The Partners
Riverside Joint Venture:


     We have audited the accompanying balance sheets of Riverside Joint Venture, a Missouri general partnership, as of December 31, 1997 and 1996 and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Joint Venture as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                   KPMG Peat Marwick LLP


February 27, 1998

                     RIVERSIDE JOINT VENTURE
                         Balance Sheets
                   December 31, 1997 and 1996


                 Assets                       1997           1996
Current assets:
  Cash  and cash equivalents            $  10,244,249  $  20,289,463
  Receivables                               3,151,091         89,174
  Inventories                                 473,409           -
  Prepaid expenses and other                   69,565         72,399
                                        -------------  -------------
           Total  current assets           13,938,314     20,451,036
                                        -------------  -------------
Fixed assets, at cost:
  Land                                     10,996,224     10,996,224
  Land improvements                        28,549,609           -
  Buildings                                98,939,095           -
  Boats                                    40,104,483           -
  Furniture, fixtures and equipment        12,074,190           -
  Construction-in-process                           -    140,296,893
                                        -------------  -------------
                                          190,663,601    151,293,117
  Less:  accumulated depreciation
         and amortization                 (7,297,726)            -
                                        -------------  -------------
         Total  fixed assets              183,365,875    151,293,117
                                        -------------  -------------
Pre-opening costs                                   -      1,366,429
Other assets,net of
accumulated amortization of $269,463        8,910,778      6,750,159
                                        -------------  -------------
          Total assets                  $ 206,214,967  $ 179,860,741
                                        =============  =============


     Liabilities and Partners' Capital
Liabilities:
  Accounts payable                      $   1,415,920  $  22,738,357
  Accrued expenses                          2,294,655           -
  Due to partner                            3,330,555        635,499
                                        -------------  -------------
          Total liabilities                 7,041,130     23,373,856
Partners' capital                         199,173,837    156,486,885
Commitments and contingencies (notes 5 and 7)
                                        -------------  -------------
  Total liabilities and partners' capital$206,214,967  $ 179,860,741
                                        =============  =============

         See accompanying notes to financial statements.

                     RIVERSIDE JOINT VENTURE
                    Statements of Operations
             Years ended December 31, 1997 and 1996

                                              1997          1996
Revenues:
 Property rental to partners            $  11,830,054  $        -
 Food and beverage                          8,283,773           -
 Lodging                                    3,818,375           -
 Other                                      2,316,231           -
 Interest income                              800,001      1,241,954
    Less: casino promotional allowances     (342,907)           -
                                        -------------  -------------
          Total revenues                   26,705,527      1,241,954
                                        -------------  -------------
Direct operating expenses:
 Food and beverage                          8,257,157           -
 Lodging                                    2,112,214           -
 Other                                      1,715,204           -
                                        -------------  -------------
          Total operating expenses         12,084,575           -
                                        -------------  -------------

Operating profit before undistributed
 expenses and pre-opening costs            14,620,952      1,241,954
                                        -------------  -------------
Undistributed expenses:
 General and administrative                 5,772,585           -
 Depreciation and amortization              7,567,189           -
 Property taxes and insurance               4,195,900           -
 Facility operations                        3,939,158           -
 Management fees                              119,487           -
 Entertainment                                518,948           -
 Interest                                      51,866           -
                                        -------------  -------------
          Total undistributed expenses     22,165,133           -
                                        -------------  -------------
Preopening costs                            3,774,139           -
                                        -------------  -------------
          Net income (loss)             $(11,318,320)  $   1,241,954
                                        =============  =============

         See accompanying notes to financial statements.

                     RIVERSIDE JOINT VENTURE
                 Statements of Partners' Capital
             Years ended December 31, 1997 and 1996

                          Harrah's Maryland    Players
                             Heights Corp.     MH, LP         Total

Balance at December 31, 1995 $ 21,022,058   $ 21,422,873   $ 42,444,931
 Capital contributions         55,000,000     57,800,000    112,800,000
 Net income                       620,977        620,977      1,241,954
                             ------------   ------------   ------------

Balance at December 31, 1996   76,643,035     79,843,850    156,486,885
 Capital contributions         29,415,689     24,589,583     54,005,272
 Net loss                     (5,659,160)    (5,659,160)   (11,318,320)
                             ------------   ------------   ------------

Balance at December 31, 1997 $100,399,564   $ 98,774,273   $199,173,837
                             ============   ============   ============

Ownership percentages                 50%            50%          100%
                             ============   ============   ============

         See accompanying notes to financial statements.

                     RIVERSIDE JOINT VENTURE
                    Statements of Cash Flows
             Years ended December 31, 1997 and 1996

                                               1997            1996
Cash flows from operating activities:
  Net income (loss)                       $(11,318,320)  $   1,241,954
 Depreciation and amortization                7,567,189          -
 Changes in assets and liabilities:
   Receivables                              (3,061,917)          8,286
   Inventories                                (473,409)         -
   Prepayments and other                          2,834       (72,399)
   Preopening costs                           1,366,429         -
   Accounts payable and accrued expenses      2,414,112       (53,403)
      Due to partner                          2,695,056         -
                                          -------------   ------------
      Net cash (used in) provided by
      operating  activities                   (808,026)      1,124,438
                                          -------------   ------------
Cash flows from investing activities
   Fixed asset expenditures                (60,812,378)  (102,218,122)
   Increase in other assets                 (2,430,082)    (1,030,159)
   Expenditures for other assets                     -       (681,751)
                                          -------------  -------------
   Net cash used in investing activities   (63,242,460)  (103,930,032)
                                          -------------  -------------
Cash flows from financing activities:
   Capital contributions                     54,005,272    112,800,000
   Payment of note payable                            -   ( 3,700,000)
                                          -------------  -------------
   Net cash provided by financing activities 54,005,272    109,100,000
                                          -------------  -------------
Net increase (decrease) in cash and
   cash equivalents                        (10,045,214)      6,294,406
Cash and cash equivalents, beginning of year 20,289,463     13,995,057
                                          -------------  -------------
Cash and cash equivalents, end of year    $  10,244,249  $  20,289,463
                                          =============  =============

         See accompanying notes to financial statements.

                     RIVERSIDE JOINT VENTURE
                  Notes to Financial Statements
                   December 31, 1997 and 1996

(1) Organization

          Riverside Joint Venture, a Missouri general partnership (the Partnership), was formed on November 2, 1995 for the purpose of constructing, developing and owning Riverport
     Casino Center which includes a hotel, four riverboat casinos, restaurants and other entertainment offerings. The Partnership was considered a development stage enterprise prior to the commencement of operations in March 1997.

          The Partnership acquired certain rights, title and interest under all agreements, plans, drawings and studies relating to the development from its general partners, Harrah's Maryland Heights Corporation (HMHC) and Players MH, LP (PMHLP).

    Leasing Arrangements and Operation of the Riverboat Casinos

          HMHC is a wholly-owned indirect subsidiary of Harrah's Entertainment Inc. (Harrah's). PMHLP is a wholly-owned subsidiary of Players International, Inc. (Players). Each parent has guaranteed certain obligations of each partner. Harrah's, through a subsidiary, owns the land upon which the facility known as Riverport Casino Center is located, and has leased the land to the Partnership under a Ground Lease. Harrah's subsidiary and PMHLP sublease space from the Partnership for casino, specialty restaurant and office purposes. Each sub-tenant pays the Partnership 50% of the Partnership's monthly operating losses in rent for its subleased premises. PMHLP is additionally obligated to pay the Partnership a percentage of gaming revenues as percentage rent. The Partnership in turn pays this percentage rent to Harrah's under the Ground Lease.

          The Partnership is not responsible for and does not assume any liability in connection with the activities and operations of the subleased premises.

          A subsidiary of Harrah's manages the operations of the hotel, restaurants and parking operations for the Partnership at Riverport Casino Center pursuant to a management contract. PMHLP manages the operation of retail shops for the Partnership at Riverport Casino Center pursuant to a management contract.

(2) Summary of Significant Accounting Policies

     (a)  Basis of Accounting

          The   accompanying  financial  statements   have   been
          prepared  on  the accrual basis of accounting.   During
          1996,   the   Partnership  financial  statements   were
          prepared as a development stage enterprise.

     (b)  Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Partnership considers all highly liquid investments purchased with an original term to maturity of three months or less to be cash equivalents.

     (c)  Preopening Costs

          Preopening costs, representing primarily salaries and wages, advertising, training and other costs which were incurred prior to the opening of the Riverport Casino Center, were deferred as incurred and expensed upon the opening of the facility.

     (d)  Fixed Assets

          Fixed assets are stated at cost and are depreciated using the straight-line method over their estimated useful lives.

     (e)  Income Taxes

          No provision for state or federal income taxes has been made as the liability for such taxes is that of the individual partners rather than the Partnership.

     (f)  Inventories

          Inventories are stated at the lower of cost or market and consist primarily of food, beverage and operating supplies.

     (g)  Revenue Recognition

          Food   and   beverage  and  lodging  revenues   include
          aggregate amounts generated by each department.

     (h)  Promotional Allowances

          Promotional allowances consist principally of the retail value of complimentary food and beverage, lodging and entertainment provided to patrons of
          Riverport Casino Center. The estimated costs of providing such complimentary services are classified as direct operating expenses.

     (i)  Management Estimates

          In preparing the financial statements, management is required to make estimates and assumptions that affect the reported balances of assets and liabilities as of the date of the statements of financial position and income and expenses for the period. Actual results could differ significantly from these estimates.

     (j)  Reclassifications

          Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

(3)  Partnership Agreement

           The ownership percentage of each partner is 50%. In accordance with the partnership agreement and the first amendment to it dated June 28, 1996, each partner made an initial cash contribution of $20,000,000 and have made additional cash contributions pursuant to a Cost Budget. Each partner also contributed an agreed upon amount of pre-development costs consisting of land, lock-up costs for negative easements, land covenant payments and design and construction fees. These contributed assets were written-down to their estimated fair value and the resulting losses were allocated to the contributing partner based upon the terms of the agreement.

           The agreement gives each partner a right of first refusal to purchase the other partner's property subject to special rules regarding foreclosure sales and bankruptcy. Players has the additional right to buy out the Management Agreement at its fair value if Players elects not to purchase all of Harrah's property. Harrah's has an additional right for seven years (expiring November 3, 2002) to acquire Players' property upon changes in control of Players and also the right to buy out Partnership land upon termination of the Ground Lease. There are several remedies for defaults which include enforcement against each partner, enforcement against parental guaranties and appraisal buy-outs of the other partner's interest.

(4)  Other Assets

           Included in other assets at December 31, 1997 is approximately $5,673,951 for restrictive covenants which were assigned to the Partnership from HMHC as part of the Partnership Agreement. These covenants are to be amortized over a 30-year period commencing with the opening date of the Riverport Casino Center. The Partnership is required to pay $650,000 a year through July 1998 as part of assuming the covenants from HMHC. These future payments are included in other assets and accrued expenses at December 31, 1997 at their present value. The Partnership has pledged a $1,300,000 certificate of deposit to Riverport Farm Partners as collateral for future payments.

(5)  Commitments and Contingencies

           In order to develop and construct Riverport Casino Center the Partnership has entered into agreements with several contractors, engineering and architectural firms which are provided for in the Cost Budget. The Partnership has also entered into an agreement with the Howard Bend Levee District to fund levee improvements and with the City of Maryland Heights to fund certain improvements to the Earth City Expressway. Obligations incurred during the construction  period  are included in the  Cost  Budget  and funded via each Partner's capital contribution. The specific commitments under these two agreements, which are not currently funded through partner's capital contributions consist of:

     Beneficiary                Commitment

     City of Maryland Heights   The   Partnership   conditionally
                                agreed    to   loan   $2,250,000,
                                purchase   bonds,  and  guarantee
                                for  five  years after  issuance,
                                gaming  tax revenues to the  City
                                which  would be used to fund  the
                                City's  debt  service  for  bonds
                                issued  for  certain improvements
                                to  the  Earth  City  Expressway.
                                However,   the   City   did   not
                                satisfy  the conditions prior  to
                                an   established  deadline.   The
                                City  has not officially released
                                Riverside   Joint  Venture   from
                                these obligations.

     Howard  Bend  Levee District
          The Partnership has agreed to pay the Howard Bend Levee District (the District):

                                (i)  following the  opening
                                of  the riverboat casinos, up  to
                                $1,750,000   to   fund   off-site
                                levee improvements; and

                                (ii) following the issuance
                                of  bonds  to  fund design  of  a
                                second     phase     of     levee
                                improvements ("Phase II") and  if
                                the   District   determines    to
                                proceed  with  such  improvements
                                without      bonds,     beginning
                                December    31,   1997    between
                                $600,000  and $700,000  per  year
                                to  fund debt service or bonds or
                                costs  of  Phase II improvements,
                                as the case may be.

(6)  Fair Value of Financial Instruments

           Statement of Financial Accounting Standards No. 107 (SFAS 107), Disclosures about Fair Value of Financial Instruments, requires entities to disclose the fair value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in SFAS 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of such financial assets and liabilities approximate their fair value at December 31, 1997 and 1996.

(7)  Pending Litigation

           As permitted by current state law and approved in advance by the Missouri Gaming Commission, the casinos at Riverport Casino Center are located in a basin within 1,000 feet of the Missouri River. A lawsuit was filed in 1996, after construction of the Riverport Casino Center was commenced, seeking to invalidate the provision of the law that permitted casinos to be located in such basins. On November 25, 1997, the Missouri Supreme Court ruled that casinos could be located in basins only if such casinos are located directly upon the waters of the Missouri River. Following this decision, the Missouri Gaming Commission initiated disciplinary proceedings against the Riverport Casino Center casinos and all other casinos in Missouri similarly situated. These proceedings will result in hearings to determine whether or not the casinos at Riverport Casino Center are in compliance with the law as interpreted by the Missouri Supreme Court. In the meantime, Players and Harrah's have filed suit seeking declaratory judgment that their gaming facilities do in fact meet the state constitutional and statutory mandates as interpreted by the Missouri Supreme Court. In addition, Players, Harrah's and other casino companies, have initiated a petition referendum that will appear on the ballot in Missouri at the general election in November, 1998, at which time the voters of Missouri will determine whether to amend the state's constitution so as to expressly permit the location of the casinos in basins as currently designed. Management is unable to predict at this time the final outcome of the matter, or whether that outcome could materially affect the Partnership's results of operations, cash flows or financial position.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Players International, Inc.

Date: August 12, 1998     By  /s/ Peter J. Aranow
                          Peter J. Aranow
                          Executive Vice President Finance,
                          Chief Financial Officer, Treasurer and Secretary
                          (Principal Financial Officer)