Form 10-Q
period 1998-06-30
PLAYERS INTERNATIONAL INC /NV/
filed 1998-08-14
CIK 796912

3

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                          _____________

                            FORM 10-Q


(Mark One)

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 1998

                               or

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

 (Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No


              APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of August 12, 1998, there were 31,941,737 shares of the registrant's Common Stock outstanding, net of treasury stock.


          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES

                              INDEX


PART I -  FINANCIAL INFORMATION
                                                                   PAGE

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets at June 30, 1998 and
     March 31, 1998                                                  3

     Condensed Consolidated Statements  of  Operations  for  the
     Three Months Ended June 30, 1998 and 1997                       5

     Condensed  Consolidated Statements of  Cash  Flows  for  the
     Three Months Ended June 30, 1998 and 1997                       6

     Notes to Condensed Consolidated Financial Statements            7

Item 2.Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             9

Item 3.Quantitative and Qualitative Disclosures About
     Market Risk                                                    12


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                         12

Item 5.   Other Information                                         15

Item 6.   Exhibits and Reports on Form 8-K                          15

          Signature                                                 16

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.


          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)

                             ASSETS

                                             June 30,   March 31,
                                               1998       1998
                                             --------   ---------
                                                 (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents              $  19,238  $  17,223
    Accounts receivable, net of allowance
    for doubtful accounts of $774 at June 30,
    1998 and $786 at March 31, 1998            2,575      3,559
    Notes receivable                           1,500          -
    Inventories                                1,381      1,476
    Deferred income tax                        2,010      2,010
    Income taxes refundable                    4,532      6,580
    Prepaid expenses and other current
    assets                                     2,567      2,285
                                           ---------  ---------
           Total current assets               33,803     33,133
                                           ---------  ---------

PROPERTY AND EQUIPMENT, net of
    accumulated depreciation
    and amortization of $48,861 at June
    30, 1998 and $44,405 at
    March 31, 1998                           235,079    237,478
                                           ---------  ---------

NOTES RECEIVABLE                                   -      1,500
                                           ---------  ---------

INTANGIBLES, net of accumulated
    amortization of $3,813 at June 30, 1998
    and $3,572 at March 31, 1998              35,061     35,302
                                           ---------  ---------

INVESTMENT IN JOINT VENTURE                   95,442     96,587
                                           ---------  ---------

OTHER ASSETS                                   5,529      5,587
                                           ---------  ---------

           TOTAL ASSETS                    $ 404,914  $ 409,587
                                           =========  =========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
            (dollars in thousands, except par value)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                            June 30,   March 31,
                                              1998       1998
                                            --------   ---------
                                                (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt       $  2,069   $  2,008
    Accounts payable                           3,778      4,590
    Accrued liabilities                       26,491     28,832
    Other liabilities                          3,924      3,775
                                            --------   --------

           Total current liabilities          36,262     39,205
                                            --------   --------

OTHER LONG-TERM LIABILITIES                   28,868     28,997
                                            --------   --------

DEFERRED TAX LIABILITIES - LONG TERM           2,930      2,930
                                            --------   --------

LONG-TERM DEBT, net of current portion       176,500    180,541
                                            --------   --------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value,
      Authorized- 10,000,000 shares,
      Issued- none                                -       -
   Common stock, $.005 par value,
      Authorized- 90,000,000 shares,
      Issued- 32,613,873 at June 30, 1998
      and 32,613,498 at March 31, 1998           163        163
   Additional paid-in capital                132,338    132,338
   Treasury stock, at cost; 672,100
      shares at June 30, 1998 and
      March 31, 1998                         (7,294)    (7,294)
   Retained earnings                          35,147     32,707
                                            --------   --------

              Total stockholders' equity     160,354    157,914
                                            --------   --------

    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                  $404,914   $409,587
                                            ========   ========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars in thousands, except per share data)
                           (Unaudited)

                                               For the Three
                                           Months Ended June 30,
                                           ---------------------
                                               1998      1997
                                               ----      ----

REVENUES:
 Casino                                     $ 77,024   $ 75,787
 Food and beverage                             2,510      4,186
 Hotel                                           989      1,795
 Other                                         1,042      2,414
                                            --------   --------

                                              81,565     84,182
                                            --------   --------

COSTS AND EXPENSES:
 Casino                                       35,846     36,488
 Food and beverage                             2,111      4,077
 Hotel                                           397        671
 Other operating expenses                     10,588     11,455
 Selling, general and administrative          13,456     15,301
 Corporate administrative expenses             1,854      1,590
 Allocated amounts of joint venture            2,721      3,251
 Depreciation and amortization                 4,936      4,604
                                            --------   --------

                                              71,909     77,437
                                            --------   --------

 Income before other income (expense)
      and provision for income taxes           9,656      6,745
                                            --------   --------

OTHER INCOME (EXPENSE):
 Interest income                                  60         12
 Other income, net                              (15)       (19)
 Interest expense                            (5,701)    (6,254)
                                            --------   --------

                                             (5,656)    (6,261)
                                            --------   --------

 Income before provision for income taxes      4,000        484

PROVISION FOR INCOME TAXES                     1,560        191
                                            --------   --------

NET INCOME                                  $  2,440   $    293
                                            ========   ========

EARNINGS PER COMMON SHARE
      Basic                                 $   0.08    $  0.01
      Diluted                               $   0.08    $  0.01

     The accompanying notes are an integral part of these condensed consolidated financial statements.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)
                           (Unaudited)
                                                  For the
                                              Three Months Ended
                                                  June 30,
                                              ------------------

                                               1998       1997
                                               ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                              $  2,440    $   293
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization           4,936      4,604
       Joint venture depreciation and
       amortization                            1,145      1,308
       Loss on disposition of property and
       equipment                                  18         24
       Other                                      70        638
    Changes in assets and liabilities:
        Accounts and notes receivable            914    (7,879)
        Inventories, prepaid expenses and
        other current assets                   (187)      1,830
        Income taxes refundable                2,048      3,333
        Other assets                               7      (829)
        Accounts payable and accrued
        liabilities                          (3,153)    (2,803)
        Other liabilities                         20      (201)
                                            --------   --------

    Net cash provided by operating
    activities                                 8,258        318
                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net purchases of property and equipment (2,123) (13,498) Proceeds from disposal of property and
    equipment                                     24      7,057
    Investment in joint venture                    -    (6,390)
                                            --------   --------
    Cash used in investing activities        (2,099)   (12,831)
                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term
    debt                                       9,000     22,317
    Repayments of long-term debt            (12,980)   (11,386)
    Debt issuance cost                         (164)      (122)
                                            --------   --------

    Net cash provided by (used in)
    financing activities                     (4,144)     10,809
                                            --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                    2,015    (1,704)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                        17,223     20,567
                                            --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $19,238    $18,863
                                            ========   ========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                            $ 9,280    $10,396
    Income taxes paid                              2          2
    Debt incurred to purchase equipment            -      3,905
    Note receivable on sale of Mesquite
    property                                       -      1,500


     The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 - Basis of Presentation

            The  accompanying  unaudited  condensed  consolidated
financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended March 31, 1998. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made.

           The  results of operations for the three months  ended
June 30, 1998, are not necessarily indicative of the operating results for the full year.

            Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.

Note 2 - Casino Revenues and Promotional Allowances

          Casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary food and beverage, hotel accommodations and other items furnished to customers, which totaled approximately $6,126,000 and $6,674,000 for the three months ended June 30, 1998 and 1997, respectively.

           The estimated cost of providing such complimentary services are included in casino costs and expenses through inter-department allocations from the department granting the services as follows:

                                    For the Three Months
                                       Ended June 30,
                                    --------------------
                                   (dollars in thousands)
                                      1998       1997
                                      ----       ----

      Food and beverage             $ 4,248    $ 4,860
      Other                             433        465
                                    -------    -------
                                    $ 4,681    $ 5,325
                                    =======    =======

Note 3 - Allocated Amounts of Joint Venture

     The Company owns a 50% interest in a casino entertainment facility in Maryland Heights, Missouri (the "Joint Venture").
The investment in the Joint Venture is accounted for using the equity method of accounting.

     Summary condensed financial information for the Joint
Venture is as follows:
                                        For the Three Months
                                           Ended June 30,
                                        --------------------
                                      (dollars in thousands)
                                         1998       1997
                                         ----       ----
       Net revenues                   $  4,914   $  4,658
       Depreciation and amortization     2,328      2,617
       Net loss                          5,441      6,501

Note 4 - Earnings Per Share

           The following table illustrates the computation of basic and diluted earnings per share:

                                       For the Three Months
                                          Ended June 30,
                                       --------------------
                                        1998         1997
                                        ----         ----
     Numerator:
     Net income                    $ 2,440,000   $   293,000

     Denominator:
     Denominator for basic earnings
     per share-
     weighted-average shares        31,941,579    31,891,248

     Effect of dilutive securities-
     stock options                     147,286        21,702
                                   -----------   -----------

     Denominator for diluted
     earnings per share-
     adjusted weighted-average
     shares                         32,088,865    31,912,950
                                   ===========   ===========

     Basic earnings per share      $      0.08   $      0.01
                                   ===========   ===========

     Diluted earnings per share     $     0.08   $      0.01
                                   ===========   ===========

Note 5 - Contingencies

     The Company is involved in certain litigation regarding the constitutionality of gaming facilities such as the Company's Maryland Heights, Missouri (the "Maryland Heights Facility") located upon artificial basins fed by the Missouri River. An amendment to the State constitution has been proposed for the November 1998 ballot. Based on the outcome of the November referendum and subsequent court proceedings, the possibility exists that the Company could be forced either to remediate or close the Maryland Heights Facility. If either of these events occur, the Company could incur substantial remediation costs or a substantial write-down in asset values. The amounts involved cannot be reasonably estimated at this time.

     Each cruising riverboat is regulated by the U.S. Coast Guard. U.S. Coast Guard regulations require that hulls of vessels of the type being operated by the Company in Lake Charles and Metropolis be inspected every five years at a U.S. Coast Guard approved dry docking facility which will cause a temporary loss of service that could last one month or longer, unless the U.S. Coast Guard determines that an alternative to dry docking is acceptable. The next such inspection is scheduled to occur in the fall of calendar 1998 for the Lake Charles Star Riverboat and the fall of calendar 2000 for both the Players Lake Charles Riverboat and the Metropolis Riverboat. Subject to U.S. Coast Guard approval, the Company is pursuing an underwater onsite inspection of the hull of the Lake Charles Star Riverboat as an alternative to dry docking. An underwater hull inspection would likely involve a minimal disruption in operations, however, no assurance can be given that dry docking and the related loss of service will not be required.

     The Company and its subsidiaries are defendants in certain other litigation. In the opinion of management, based upon the advice of counsel, the aggregate liability, if any, arising from such other litigation will not have a material adverse effect on the accompanying consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Comparison of Operating Results for the Three-Month Periods Ended
June 30, 1998 and 1997

       The Company owns and operates riverboat gaming and entertainment facilities. These include one riverboat casino in Metropolis, Illinois (the "Metropolis Facility"), two riverboat casinos in Lake Charles, Louisiana (the "Lake Charles Facility") and two contiguous, permanently moored, dockside riverboat casinos in Maryland Heights, Missouri (the "Maryland Heights Facility"). The Company operated a land-based casino resort in Mesquite, Nevada (the "Mesquite Facility") until June 30, 1997. The Company also owns and operates a thoroughbred racetrack in Paducah, Kentucky. The Company's fiscal year ends on March 31st. References to the first quarter of 1999 or 1998, mean the three month periods ended June 30, 1998, and June 30, 1997, respectively.

Results of Operations

Financial Highlights
                                                     %Increase/
Three months ended June 30,        1998       1997   (Decrease)
(Dollars in thousands, except per share amounts)

Casino Revenues
   Metropolis                 $  19,684   $  18,725      5.1
   Lake Charles                  36,265      37,337    (2.9)
   Maryland Heights              21,075      15,287     37.9
   Mesquite                           -       4,438      (c)
                              ---------   ---------
                              $  77,024   $  75,787      1.6
                              =========   =========

Total Revenues
   Metropolis                 $  20,473   $  19,504      5.0
   Lake Charles                  38,904      39,178    (0.7)
   Maryland Heights              21,991      16,582     32.6
   Mesquite                           -       8,700      (c)
   Other                            197         218    (9.6)
                              ---------   ---------
                              $  81,565   $  84,182    (3.1)
                              =========   =========

Operating Income (Loss)
   Metropolis                 $   4,767   $   4,717      1.1
   Lake Charles                   6,848       6,854        -
   Maryland Heights (a)             657     (1,683)    139.0
   Mesquite                           -       (690)      (c)
   Corporate, development,
   pre-opening and other        (2,616)     (2,453)    (6.7)
                              ---------   ---------
                              $   9,656   $   6,745     43.1
                              =========   =========

   Depreciation and
   amortization (b)           $   4,936   $   4,604      7.2
                              =========   =========
   Interest expense           $   5,701   $   6,254    (8.8)
                              =========   =========
   Net income                 $   2,440   $     293    732.8
                              =========   =========
   Earnings per share
   assuming dilution          $    0.08   $    0.01    700.0
                              =========   =========

Operating Margin (operating
income/total revenues)
   Metropolis                      23.3%      24.2%   (0.9) pts
   Lake Charles                    17.6%      17.5%     0.1 pts
   Maryland Heights                 3.0%    (10.1)%    13.1 pts
   Mesquite                            -     (7.9)%     (c)
   Consolidated                    11.8%       8.0%     3.8 pts


(a) Amount includes the Company's 50% share of both the Maryland Heights Joint Venture operating losses and Maryland Heights Joint Venture depreciation and amortization. In the first quarter of 1999, Player's share of the total loss from investment in the Maryland Heights Joint Venture was approximately $2.7 million which consisted of $1.6 million in operating losses and $1.1 million in depreciation and amortization. In the first quarter of 1998, Player's share of the total loss from investment in the Maryland Heights Joint Venture was approximately $3.3 million, which includes $1.3 million of depreciation and amortization.

(b) The first quarter of 1999 and 1998 do not include Player's share of the Maryland Heights Joint Venture depreciation and amortization of approximately $1.1 million and $1.3 million, respectively.

(c)  The Mesquite Facility was sold on June 30, 1997.

     The 1.6% net increase in casino revenue and 3.1% net decrease in total revenue in the first quarter of 1999 as compared to the first quarter of 1998, resulted from significant revenue growth in the comparable periods at the Maryland Heights Facility which opened on March 11, 1997. Revenue growth from this facility offset the absence of any revenues from Mesquite which was sold on June 30, 1997. The 45.9% decline in food and beverage, hotel and other revenue in the first quarter of 1999 as compared to the first quarter of 1998, was primarily attributable to the absence of Mesquite. In the first quarter of 1999, Metropolis revenues benefited from the addition of the new dining and entertainment complex which was placed in service during December, 1997, and the Lake Charles Facility benefited from the acquisition of the Lake Charles Holiday Inn which was purchased by the Company in January, 1998.

      The Company's operating income increased 43.1% during the first quarter of 1999 as compared to the first quarter of 1998. The increase was due to profitable performance at the Maryland Heights Facility as compared to the loss experienced in the first quarter of 1998, its first full quarter of operation. Substantial revenue growth coupled with continuing cost reductions were the primary reasons for the operating income growth in Maryland Heights between the comparable first quarter periods. The growth in operating income at the Metropolis Facility more than offset the increase in Illinois gaming taxes which went into effect on January 1, 1998. In addition, the first quarter of 1999 benefited from the absence of an operating loss for Mesquite.

      Corporate, development, pre-opening and other expenses increased 6.7% as a result of approximately $250,000 in legal and consulting costs incurred during the first quarter of 1999 for the "boat-in-a-moat" proceedings in the State of Missouri.

     Depreciation and amortization expense increased 7.2% in the first quarter of 1999 as compared to the first quarter of 1998 due to additional depreciation from both the new Metropolis dining and entertainment complex and the Lake Charles Holiday Inn acquisition. In addition, depreciation adjustments at the Maryland Heights Facility for the comparable periods contributed to the overall increase.

Interest Expense

     Interest expense decreased 8.8% in the first quarter of 1999 as compared to the first quarter of 1998 due to reductions in the Company's bank borrowings and average borrowing rate. The interest rate decrease resulted from a new $80 million, five year bank agreement that closed in March, 1998.

Additional Factors Affecting Future Operating Income

      Road construction is currently scheduled to begin on U.S. Interstate 10 in front of the Company's Lake Charles Facility in August, 1998, and is scheduled to be completed no later than
March, 1999. The construction will result in lanes of U.S. Interstate 10 being closed for periods of time, although the Company has been advised that one Eastbound lane and one Westbound lane will always remain open, permitting access to and from the casino. The Company cannot determine what effect, if any, traffic delays caused by road construction may have on patronage to the facility, although significant delays may adversely impact patronage and revenues during the construction period.

Capital Resources and Liquidity

      During the three months ended June 30, 1998, cash generated by operations was used to reduce bank borrowings from $30 million on March 31, 1998, to $26.5 million on June 30, 1998.

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

      Each cruising riverboat is regulated by the U.S. Coast Guard. U.S. Coast Guard regulations require that hulls of vessels of the type being operated by the Company in Lake Charles and Metropolis be inspected every five years at a U.S. Coast Guard approved dry docking facility which will cause a temporary loss of service that could last one month or longer, unless the U.S. Coast Guard determines that an alternative to dry docking is acceptable. The next inspection is scheduled to occur in the fall of calendar 1998 for the Lake Charles Star Riverboat and the fall of calendar 2000 for both the Players Lake Charles Riverboat and the Metropolis Riverboat. Subject to U.S. Coast Guard approval, the Company is pursuing an underwater onsite inspection of the hull of the Lake Charles Star Riverboat as an alternative to dry docking. An underwater hull inspection would likely involve a minimal disruption in operations, however, no assurance can be given that dry docking and the related loss of service will not be required.

Forward Looking Information

     Certain information included in this section and elsewhere in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the effects of competition, the resolution of pending or threatened litigation or regulatory proceedings concerning the Company's alleged non-compliance with Missouri's gaming laws and Constitution, plans for future riverboat hull inspections, I-10 road construction in Lake Charles, future borrowing and capital costs, plans for future expansion and property enhancements, business development activities, capital expenditure programs and requirements, financing sources and the effects of legislation and regulation (including possible gaming legislation, gaming licensure and regulation, state and local regulation, tax regulation, and the potential for regulatory reform). Forward looking statements can generally be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions, and the Company's future financial condition and results of operations. These uncertainties and risks include, but are not limited to, those relating to conducting operations in an increasingly competitive environment, conducting operations at a newly or recently developed site or in a jurisdiction for which gaming has recently been permitted, changes in state and local gaming laws and regulations, development and construction activities, leverage and debt service requirements (including sensitivity to fluctuation in interest rates), general economic conditions, the U.S. Coast Guard's acceptance of underwater hull inspections as an alternative to dry docking and inspection, changes in federal and state tax laws, the disruption to Lake Charles operations caused by road construction, action taken under applications for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and regulations), and the legalization of gaming in certain jurisdictions. As a consequence, current plans, anticipated actions, and future financial condition and results from operations may differ from those expressed in any forward-looking statements made by or on behalf of the Company and no assurance can be given that such statements will prove to be correct.


Item  3.   Quantitative and Qualitative Disclosure  About  Market
Risk.

                              Not applicable.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

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

     On or about October 27, 1995 the Company was served with a purported class action captioned Schreier, et. al. v. Players International, et al. in the United States District Court for the District of Nevada, which is essentially identical to the Poulos and Ahern litigation, except for certain variations in the definition of the purported class. The matter has been consolidated with the Poulos and Ahern litigation.

     These matters are currently in the discovery stage, after which substantive motions for dismissal will be filed by the defendants. The Company believes that the plaintiffs' claims are wholly without merit and does not expect that the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

J.A. Miller, et al. v. Showboat Star Partnership, et al.

     Showboat Star Partnership and Players Lake Charles, LLC, subsidiaries of the Company, were served with a petition captioned J.A. Miller, et al. v. Showboat Star Partnership, et al. on or about February 27, 1997, Docket No. 10-14544, in the 38th Judicial District Court, Parish of Cameron, State of Louisiana. The plaintiffs, a group of oyster fishermen, allege in the petition that on or about February 2, 1997, the Star Riverboat discharged raw sewage and other hazardous and toxic substances from the bilge of the vessel into Lake Charles. Plaintiffs further allege that, since 1994, the Star Riverboat and the Players Lake Charles Riverboat have discharged raw sewage and other hazardous and toxic substances into Lake Charles which is part of the Calcasieu Estuary. Plaintiffs claim that alleged acts of the Company have resulted in great damage to natural oyster beds forty-three (43) miles down river in Cameron Parish, resulting in oysters situated thereon to become dangerous and unfit for human consumption and/or preventing the oyster fishermen from harvesting oysters. The oyster fishermen are claiming both compensatory and punitive damages. The matter is in the early stages of litigation. The Company has filed several motions in response to the petition, including motions to dismiss the action. The Company has requested certain discovery in connection with the motions. The Company has also filed a motion to require Plaintiffs to post security for taxable costs which may be incurred by the Company, through its insurer, in connection with this litigation. The Company intends to vigorously defend this action.

Ceola and Richard Morris v. Players Lake Charles, Inc., et al.

     Players Lake Charles, Inc. has been named as a defendant in a claim in Louisiana State Court for personal injuries filed by Ceola and Richard Morris. The claim allegedly resulted when a piece of fret-work aboard the Players Lake Charles Riverboat fell from the wall and allegedly hit Ms. Morris on the head. Third party demands and cross claims have been filed on behalf of Players against Leevac Shipyards, who was responsible for the construction of the vessel, and its insurer, as well as James Carpet & Drapery, who actually installed the fret work, and its insurer. These claims arise from a breach of workmanlike performance in the construction of the vessel. The Company is in the process of filing a Motion for Summary Judgment against Leevac Shipyards on the issue of indemnity. The Company's primary insurer with respect to this claim, Anglo American Insurance Company Limited ("Anglo American"), has been placed in liquidation, which liquidation proceedings are still ongoing. It is not known whether, at the conclusion of such proceedings, Anglo American will have sufficient assets remaining to satisfy and judgment that may be obtained against the Company in this case, which is currently set for trial on September 8, 1998.
There is a likelihood that this trial date will be continued. The Company continues to pursue its claim against Anglo American.

W. Todd Akin, et al. v. Missouri Gaming Commission

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

     On June 18, 1998, the Missouri Gaming Commission issued its Preliminary Orders for Disciplinary Action to the gaming companies affected by the Akin decision, including the Company. On July 23, 1998, the Company requested a hearing on the Preliminary Orders for Disciplinary Action, which stays the effect of the proposed Preliminary Orders indefinitely and entitles the Company to a full evidentiary hearing before the Missouri Gaming Commission's Hearing Officer. There are five gaming companies in separate locations which received Preliminary Orders for Disciplinary Action and for whom hearings must be conducted. The Missouri Gaming Commission has indicated that all hearings will be conducted prior to any recommended decision being submitted to the Commission by its Hearing Officer for a vote of the Commission on final discipline for any facility.
Hearings are anticipated to take several weeks. Discovery is permitted and it is anticipated that hearings are unlikely to commence prior to September or October of 1998. Should a recommendation adverse to the Company be made and adopted by the Missouri Gaming Commission, the Company may obtain a stay of any discipline, in order to appeal to the Missouri Court of Appeals, Western District. Appeals of this type ordinarily take six months to one year from filing to decision. Further appeal from any adverse decision of the Missouri Court of Appeals may then be taken by transfer to the Missouri Supreme Court.

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

     Because of the questions raised, but not answered, in the Missouri Supreme Court's Akin decision, and because the Company has not yet had its hearing on the Missouri Gaming Commission's Preliminary Order for Disciplinary Action, the Company cannot predict what effect the Missouri Supreme Court's ruling, or any action of the Attorney General or Missouri Gaming Commission, will have on the operations at Maryland Heights. At this time, based on discussions with Missouri legal counsel, management believes that any potential problem could be remedied through (i) a public referendum at the November 1998 Missouri election in order to cure any ambiguity or uncertainty in the law or (ii) the defenses available to the Company if a lawsuit or administrative action based on this ruling were to be brought or (iii) remedial action to the property. The riverboat gaming industry in Missouri has circulated petitions for signatures of 8% of the qualified voters in two-thirds of the state's congressional districts for the purpose of placing on the November 1998 statewide general election ballot a constitutional amendment authorizing floating facilities within 1,000 feet of the main channel of the Missouri and Mississippi Rivers. Petition signatures of over 200,000 voters were submitted to the Secretary of State July 3, 1998, and are undergoing a verification process for placement of the constitutional amendment on the November 1998 general election ballot. Such initiative, if approved by the voters, would terminate all litigation and disciplinary action described herein. The staff of the Missouri Gaming Commission has suggested to counsel for the Company that no final decision of the Missouri Gaming Commission on disciplinary actions is anticipated prior to the November, 1998 election. Should the initiative fail, the Company shall pursue its state administrative remedies before the Missouri Gaming Commission, judicial review before the courts of appeal, and the Company's litigation for declaratory judgment, injunction and compensation for regulatory taking of property described above.

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

Item 5.   Other Information.

TIMELY SUBMISSION OF STOCKHOLDER PROPOSALS

          The Securities and Exchange Commission ("SEC") requires
a  registrant to give stockholders notice of deadlines for timely
submission  of  certain  types  of  stockholder  proposals   that
stockholders wish to present for a vote at a registrant's  annual
meeting.   These deadlines are set based on certain SEC rules  as
they   relate  to  the  registrant's  annual  meeting  and  proxy statement mailing dates and relevant provisions of its charter and by-laws. The Company's Board of Directors has not yet acted to set a 1998 annual meeting date, but the Company anticipates a proxy statement mailing date on or about September 17, 1998, for the Company's 1998 Annual Meeting.

           Stockholder proposals submitted outside the process of Rule 14a-8 under the Securities Exchange Act of 1934, as amended, must have been received by August 3, 1998, or they will be considered untimely.

           In the event a stockholder did not timely notify the Company concerning stockholder proposals, the Company will have the right to exercise its discretionary authority (through the right conferred upon its proxies) to vote against such stockholder proposal.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits Filed with this Form 10-Q:

Exhibit No.  Exhibit Description

   27.0      Financial Data Schedule


Reports on Form 8-K Filed During Quarter:

None

                            SIGNATURE

      Pursuant to the requirements of the Securities and Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                              PLAYERS INTERNATIONAL, INC.

Date: August 13, 1998                  By:   /s/ Peter J. Aranow
                                       Peter J. Aranow,
                                       Executive Vice President Finance,
                                       Chief Financial Officer,
                                       Treasurer  and  Secretary
                                       (Principal Financial Officer)