Form 10-Q
period 1998-09-30
PLAYERS INTERNATIONAL INC /NV/
filed 1998-11-12
CIK 796912

3



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                          _____________

                            FORM 10-Q


(Mark One)

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September  30, 1998

                               or

[      ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________________ to ______________________

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


              APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of November 10, 1998, there were 31,949,237 shares of the registrant's Common Stock outstanding, net of treasury stock.


          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES

                              INDEX


PART I - FINANCIAL INFORMATION
                                                                    PAGE

Item 1. Financial Statements

     Condensed  Consolidated Balance Sheets as of September  30,
     1998 and March 31, 1998                                          3

     Condensed  Consolidated Statements of Operations for the
     Three and Six Months Ended September 30, 1998 and 1997           5

     Condensed Consolidated Statements of Cash Flows for the Six
     Months Ended September 30, 1998 and 1997                         6

     Notes to Condensed Consolidated Financial Statements             7

Item 2.Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              9

Item 3.Quantitative and Qualitative Disclosures About Market Risk    13


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                          14

Item 6.   Exhibits and Reports on Form 8-K                           17

          Signature                                                  18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                2

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)

                             ASSETS

                                           September    March
                                              30,         31,
                                             1998        1998
                                               (Unaudited)
                                           _____________________
CURRENT ASSETS:
    Cash and cash equivalents               $21,736   $17,223
    Accounts receivable, net of allowance
       for doubtful accounts of
       $897 at September 30, 1998 and
       $786 at March 31, 1998                 2,197     3,559
    Notes receivable                          1,500       -
    Inventories                               1,370     1,476
    Deferred income tax                       2,010     2,010
    Income taxes refundable                   2,156     6,580
    Prepaid expenses and other current
assets                                        2,731     2,285
                                           ________  ________

           Total current assets              33,700    33,133
                                           ________  ________

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation
   and amortization of $53,326 at
   September 30, 1998 and
   $44,405 at March 31, 1998                232,378   237,478
                                           ________  ________

NOTES RECEIVABLE                                  -     1,500
                                           ________  ________

INTANGIBLES, net of accumulated
   amortization of $4,054 at
   September 30, 1998 and $3,572 at
   March 31, 1998                            34,826    35,302
                                           ________  ________

INVESTMENT IN JOINT VENTURE                  94,154    96,587
                                           ________  ________

OTHER ASSETS                                  5,331     5,587
                                           ________  ________

TOTAL ASSETS                               $400,389  $409,587
                                           ========  ========

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                3

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
            (dollars in thousands, except par value)

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                            September   March
                                               30,       31,
                                              1998      1998
                                              (Unaudited)
                                         ______________________
CURRENT LIABILITIES:
    Current portion of long-term debt      $  1,574  $  2,008
    Accounts payable                          3,765     4,590
    Accrued liabilities                      31,580    28,832
    Other liabilities                         4,047     3,775
                                           ________  ________


           Total current liabilities         40,966    39,205
                                           ________  ________

OTHER LONG-TERM LIABILITIES                  28,762    28,997
                                           ________  ________

DEFERRED TAX LIABILITIES - LONG TERM          2,930     2,930
                                           ________  ________

LONG-TERM DEBT, net of current portion      164,000   180,541
                                           ________  ________

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value,
     Authorized- 10,000,000 shares,
      Issued- none                                -       -
   Common stock, $.005 par value,
     Authorized- 90,000,000 shares,
      Issued- 32,613,873 at September 30,
      1998 and 32,613,498 at March 31, 1998     163       163
   Additional paid-in capital               132,338   132,338
   Treasury stock, at cost; 672,100
      shares at September 30, 1998 and
   March 31, 1998                            (7,294)   (7,294)
   Retained earnings                         38,524    32,707
                                            ________  ________

              Total stockholders' equity    163,731   157,914
                                            ________  ________


TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                     $400,389  $409,587
                                           ========  ========

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                4

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars in thousands, except per share data)
                           (Unaudited)

                         For the Three Months For the Six Months
                         Ended September 30,  Ended September 30,
                            1998     1997        1998      1997
                         ____________________ ___________________
REVENUES:
 Casino                  $  82,687 $78,379     $159,711 $154,166
 Food and beverage           2,586   2,773        5,096    6,959
 Hotel                         959     228        1,948    2,023
 Other                       1,021   1,180        2,063    3,594
                           _______ _______      _______  _______

                            87,253  82,560      168,818  166,742
                           _______ _______      _______  _______

COSTS AND EXPENSES:
 Casino                     37,440  35,478       73,286   71,966
 Food and beverage           2,209   2,229        4,320    6,306
 Hotel                         445      90          842      761
 Other operating expenses   10,038  10,547       20,626   22,002
 Selling, general and
  administrative            15,489  14,878       28,945   30,179
 Corporate administrative
  expenses                   2,963   1,704        4,817    3,294
 Allocated amounts of
  joint venture              2,718   2,903        5,439    6,154
 Depreciation and
  amortization               4,992   5,331        9,928    9,935
                           _______ _______      _______  _______

                            76,294  73,160      148,203  150,597
                           _______ _______      _______  _______
Income before other income
(expense) and provision for
income taxes                10,959   9,400       20,615   16,145
                           _______ _______      _______  _______

OTHER INCOME (EXPENSE):
 Interest income               220     225          280      237
 Other income, net            (233)      1         (248)     (18)
 Interest expense           (5,410) (6,139)     (11,111) (12,393)
                            _______ _______     ________ ________

                            (5,423) (5,913)     (11,079) (12,174)
                            _______ _______     ________ ________
 Income before provision
  for income taxes           5,536   3,487        9,536    3,971

PROVISION FOR INCOME
  TAXES                      2,159   1,367        3,719    1,558
                           _______ _______      _______  _______

NET INCOME                 $ 3,377 $ 2,120      $ 5,817  $ 2,413
                           ======= =======      =======  =======

EARNINGS PER COMMON AND
COMMON SHARE EQUIVALENT
       Primary             $  0.11 $  0.07      $ 0.18   $  0.08
       Fully Diluted       $  0.11 $  0.07      $ 0.18   $  0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                5

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)
                           (Unaudited)
                                              For the Six Months
                                              Ended September 30,
                                                 1998     1997
                                            ______________________

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                               $ 5,817    $ 2,413
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation and amortization           9,928      9,935
       Joint venture depreciation and
        amortization                           2,432      2,610
       Loss on disposition of property and
        equipment                                270         91
       Other                                     318        258
    Changes in assets and liabilities:
        Accounts and notes receivable          1,044        746
        Inventories, prepaid expenses and
         other current assets                  (340)      1,646
        Income taxes refundable                4,424     28,808
        Other assets                               6        137
        Accounts payable and accrued
         liabilities                           1,923     (9,689)
        Other liabilities                         37      1,150
                                             _______    _______

    Net cash provided by operating
     activities                               25,859     38,105
                                             _______    _______

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net purchases of property and equipment (4,217) (12,916) Proceeds from disposal of property and
     equipment                                    34      7,289
    Investment in joint venture                    -     (6,390)
                                              _______   ________

    Net cash used in investing activities     (4,183)   (12,017)
                                              _______   ________


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term
     debt                                     10,000     19,000
    Repayments of long-term debt             (26,974)   (39,439)
    Debt issuance cost                          (190)      (266)
    Other                                          1        (20)
                                             ________   ________

    Net cash used in financing activities    (17,163)   (20,725)
                                             ________   ________

NET INCREASE IN CASH AND CASH EQUIVALENTS      4,513      5,363

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                       17,223     20,567
                                             _______    _______

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $21,736    $25,930
                                             =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                            $10,815    $12,445
    Income taxes paid                          1,529          9
    Debt incurred to purchase equipment            -      3,905
    Note receivable on sale of Mesquite
     property                                      -      1,500

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

           The  results  of operations for the six  months  ended
September 30, 1998, are not necessarily indicative of the operating results for the full year.

            Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.

           Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The objective of SFAS 130 is to report a measure of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income is the total of net income and all other non-stockholder changes in equity ("Other Comprehensive Income"). The Company had no Other Comprehensive Income for the three month and six month periods ended September 30, 1998 and 1997.

Note 2 - Casino Revenues and Promotional Allowances

          Casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary food and beverage, hotel accommodations and other items furnished to customers, which totaled approximately $5,927,000 and $5,775,000 and $12,053,000 and $12,449,000 for the three and six months ended September 30, 1998 and 1997, respectively.

           The estimated cost of providing such complimentary services are included in casino costs and expenses through inter-department allocations from the department granting the services as follows:

                              For the Three Months For the Six Months
                               Ended September 30, Ended September 30,
                                  (dollars in          (dollars in
                                   thousands)          thousands)
                               1998      1997        1998      1997
                            ____________________ ___________________
         Food and beverage   $ 4,345   $ 4,142     $ 8,593   $ 9,002
         Hotel and other         351       350         784       815
                             _______   _______     _______   _______
                             $ 4,696   $ 4,492     $ 9,377   $ 9,817
                             =======   =======     =======   =======

Note 3 - Allocated Amounts of Joint Venture

     The Company owns a 50% interest in a casino entertainment facility in Maryland Heights, Missouri (the "Joint Venture").
The investment in the Joint Venture is accounted for using the equity method of accounting.

     Summary condensed financial information for the Joint
Venture is as follows:

                             For the Three Months    For the Six Months
                              Ended September 30,    Ended September 30,
                            (dollars in thousands) (dollars in thousands)
                                 1998     1997        1998      1997
                            ______________________ ______________________

      Net revenues             $ 5,217  $ 4,721     $10,131   $ 9,379
      Depreciation and
       amortization              2,524    2,597       4,852     5,214
      Net loss                   5,436    5,806      10,877    12,307

Note 4 - Earnings Per Share

           The following table illustrates the computation of basic and diluted earnings per share:

                               For the Three          For the Six
                               Months Ended           Months Ended
                               September 30,          September 30,
                              1998      1997         1998         1997
                           ______________________  ____________________
   Numerator:
      Net income           $3,377,000  $2,120,000  $5,817,000  $2,413,000

   Denominator:
   Denominator for basic
   earnings per share-
   weighted-average shares 31,941,773  31,892,715  31,941,676  31,891,982

   Effect of dilutive
   securities-stock options   138,850      19,048     143,068      20,375
                           __________   _________  __________   _________

   Denominator for diluted
   earnings per share-
   adjusted weighted-
   average shares          32,080,623  31,911,763  32,084,744  31,912,357
                           ==========  ==========  ==========  ==========

   Basic earnings per share    $ 0.11      $ 0.07      $ 0.18      $ 0.08
                               ======      ======      ======      ======

   Diluted earnings per share  $ 0.11      $ 0.07      $ 0.18      $ 0.08
                               ======      ======      ======      ======

Note 5 - Subsequent Events

      On November 3, 1998, the voters of Missouri approved an amendment to the state's constitution that (i) expressly authorizes the provision of the Missouri Gaming Act (permitting gaming facilities in artificial basins within 1,000 feet of the Mississippi and Missouri Rivers) that was found unconstitutional by the Missouri Supreme Court, and (ii) declares that the facilities that were heretofore built in such artificial basins, including the Company's facilities in Maryland Heights, are legally sanctioned.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Comparison of Operating Results for the Three-Month Periods Ended
September 30, 1998 and 1997

       The Company owns and operates riverboat gaming and entertainment facilities. These include one riverboat casino in Metropolis, Illinois (the "Metropolis Facility"), two riverboat casinos in Lake Charles, Louisiana (the "Lake Charles Facility") and two contiguous, permanently moored, dockside riverboat casinos in Maryland Heights, Missouri (the "Maryland Heights Facility"). In addition, the Company owns a 50% interest in a casino entertainment facility in Maryland Heights, Missiouri (the "Maryland Heights Joint Venture"). The Company operated a land-based casino resort in Mesquite, Nevada (the "Mesquite Facility") until June 30, 1997. The Company also owns and operates a thoroughbred racetrack in Paducah, Kentucky. The Company's fiscal year ends on March 31st. References to the second quarter of 1999 or 1998, mean the three-month periods ended September 30, 1998, and September 30, 1997, respectively.

Results of Operations

Financial Highlights
                                                     %Increase/
Three months ended September 30,  1998        1997   (Decrease)
(Dollars in thousands, except per share amounts)

Casino Revenues
   Metropolis                 $  20,545   $  21,032     (2.3)
   Lake Charles                  39,419      39,922     (1.3)
   Maryland Heights              22,723      17,425     30.4
                              _________   _________     ____
                              $  82,687   $  78,379      5.5
                              =========   =========     ====

Total Revenues
   Metropolis                 $  21,317   $  21,916     (2.7)
   Lake Charles                  42,002      41,810      0.5
   Maryland Heights              23,633      18,638     26.8
   Other                            301         196     53.6
                              _________   _________     ____
                              $  87,253   $  82,560      5.7
                              =========   =========     ====

Operating Income (Loss)
   Metropolis                 $   4,501   $   6,211    (27.5)
   Lake Charles                   8,245       7,238     13.9
   Maryland Heights (a)           1,621      (1,749)   192.7
   Corporate, development,
    and other                    (3,408)     (2,300)   (48.1)
                              _________   _________     ____
                              $  10,959   $   9,400     16.6
                              =========   =========     ====

   Depreciation and
    amortization (b)          $   4,992   $   5,331     (6.4)
   Interest expense               5,410       6,139    (11.9)
   Net income                     3,377       2,120     59.3
   Earnings per share
    assuming dilution         $    0.11   $    0.07     57.1

Operating Margin (operating
income/total revenues)
   Metropolis                      21.1%      28.3%   (7.2)pts
   Lake Charles                    19.6%      17.3%     2.3pts
   Maryland Heights                 6.9%     (9.4)%    16.3pts
   Consolidated                    12.6%      11.4%     1.2pts

(a) Amount includes the Company's 50% share of both the Maryland Heights Joint Venture operating losses and Maryland Heights Joint Venture depreciation and amortization. In the second quarter of 1999, Player's share of the total loss from investment in the Maryland Heights Joint Venture was approximately $2.7 million, which consisted of $1.4 million in operating losses and $1.3 million in depreciation and amortization. In the second quarter of 1998, Player's share of the total loss from investment in the Maryland Heights Joint Venture was approximately $2.9 million, which consisted of $1.6 million in operating losses and $1.3 million in depreciation and amortization.
                                9

(b) The second quarters of 1999 and 1998 do not include Player's share of the Maryland Heights Joint Venture depreciation and amortization of approximately $1.3 million and $1.3 million, respectively.

     The 5.5% and 5.7% net increases in casino and total revenues, respectively, in the second quarter of 1999 as compared to the second quarter of 1998, resulted from significant revenue growth in the comparable periods at the Maryland Heights Facility which opened on March 11, 1997. U.S. Interstate 10 road construction, which began in August 1998, and severe tropical storms affected Lake Charles revenues in September, 1998.

      The Company's operating income increased 16.6% during the second quarter of 1999 as compared to the second quarter of 1998. The increase was due to profitable performance at the Maryland Heights Facility as compared to the loss experienced in the second quarter of 1998. Substantial revenue growth coupled with continuing cost reductions were the primary reasons for the Maryland Height's operating income growth. Despite increased city gaming taxes in the current fiscal year, Lake Charles operating margins increased during the comparable periods as a result of expense reduction efforts. Operating margins in Metropolis were affected by costs related to its summer marketing strategy, general and administrative expense adjustments, and the year-over-year increase in Illinois gaming taxes.

      Corporate, development, and other expenses increased  48.1%
during the second quarter of 1999 as a result of legal and consulting costs incurred for the Missouri "boat-in-a-moat" referendum and certain shareholder value projects.

Interest Expense

      Interest expense decreased 11.9% in the second quarter of 1999 as compared to the second quarter of 1998 due to reductions in the Company's bank borrowings and average borrowing rate. The lower interest rates are contained in a new $80 million, five year bank agreement that closed in March 1998.

Comparison of Operating Results for the Six-Month Periods Ended
September 30, 1998 and 1997

      References to the first half of 1999 or 1998 mean the six-month periods ended September 30, 1998 and September 30, 1997, respectively.

Results of Operations

Financial Highlights

                                                     %Increase/
Six months ended September 30,     1998       1997   (Decrease)
(Dollars in thousands, except per share amounts)

Casino Revenues
   Metropolis                  $  40,230  $  39,757      1.2
   Lake Charles                   75,683     77,259     (2.0)
   Maryland Heights               43,798     32,712     33.9
   Mesquite                            -      4,438      n.m.
                               _________  _________     _____

                               $ 159,711  $ 154,166      3.6
                               =========  =========     =====
Total Revenues
   Metropolis                  $  41,790  $  41,420      0.9
   Lake Charles                   80,907     80,988     (0.1)
   Maryland Heights               45,623     35,220     29.5
   Mesquite                            -      8,700      n.m.
   Other                             498        414     20.3
                               _________  _________     ____
                               $ 168,818  $ 166,742      1.2
                               =========  =========     ====

Operating Income (Loss)
   Metropolis                  $   9,268  $  10,928    (15.2)
   Lake Charles                   15,093     14,091      7.1
   Maryland Heights (a)            2,278     (3,432)   166.4
   Mesquite                            -       (690)    n.m.
   Corporate, development,
    and other                     (6,024)    (4,752)   (26.8)
                               _________  __________    ____
                               $  20,615  $  16,145     27.7
                               =========  ==========    ====

   Depreciation and
    amortization (b)            $  9,928   $  9,935     (0.1)
   Interest expense               11,111     12,393    (10.3)
   Net income                      5,817      2,413    141.1
   Earnings per share
    assuming dilution          $    0.18  $    0.08    125.0

Operating Margin (operating
 income/total revenue)
   Metropolis                      22.2%      26.4%    (4.2)pts
   Lake Charles                    18.7%      17.4%      1.3pts
   Maryland Heights                 5.0%     (9.7)%     14.7pts
   Mesquite                            -     (7.9)%      n.m.
   Consolidated                    12.2%       9.7%      2.5pts

(a) Amount includes the Company's 50% share of both the Maryland Heights Joint Venture operating losses and Maryland
  Heights  Joint Venture depreciation and amortization.   In  the
  first  half  of  1999, Player's share of the  total  loss  from
  investment   in   the  Maryland  Heights  Joint   Venture   was
  approximately $5.4 million which consisted of $3.0  million  in
  operating   losses   and  $2.4  million  in  depreciation   and
  amortization. In the first half of 1998, Player's share of the total loss from investment in the Maryland Heights Joint Venture was approximately $6.2 million, which consisted of $3.6 million in operating losses and $2.6 million in depreciation and amortization.

(b)   The  first  six  months of 1999 and  1998  do  not  include
  Player's share of the Maryland Heights Joint Venture depreciation and amortization of approximately $2.4 million and $2.6 million, respectively.

n.m. - not meaningful

     The 3.6% and 1.2% net increases in casino and total revenues, respectively, in the first half of 1999 as compared to the first half of 1998, resulted from significant revenue growth in the comparable periods at the Maryland Heights Facility which opened on March 11, 1997. This increase more than offset the absence of revenues from the Mesquite Facility which was sold on June 30, 1997. Lower summer revenues in Metropolis, and U.S. Interstate 10 road construction coupled with severe weather in Lake Charles during the second quarter of 1999 kept comparable half-year revenues relatively flat at both locations.

     The  Company's operating income increased 27.7%  during  the first half of 1999 as compared to the first half of 1998. The increase was due to profitable performance at the Maryland Heights Facility as compared to the loss experienced in the first half of 1998. Lake Charles results benefited from cost reductions in the 1999 period as compared to the first half of 1998. The Metropolis Facility was affected by the increase in Illinois gaming taxes and, in the second quarter of 1999, costs related to its summer marketing strategy and general and administrative expense adjustments.

     Corporate, development, and other expenses, increased  26.8%
during the first half of 1999 as a result of legal and consulting costs incurred for the Missouri "boat-in-a-moat" referendum and certain shareholder value projects.

Interest Expense

      Interest expense decreased 10.3% in the first half of 1999 as compared to the first half of 1998 due to reductions in the Company's bank borrowings and average borrowing rate. The lower interest rates are contained in a new $80 million, five year bank agreement that closed in March, 1998.

Additional Factors Affecting Future Operating Income

      Road construction began on U.S. Interstate 10 in front of the Company's Lake Charles Facility in August, 1998, and is scheduled to be completed no later than March, 1999. The construction has resulted in lanes of U.S. Interstate 10 being closed for periods of time, although the Company has been advised that one Eastbound lane and one Westbound lane will always remain open, permitting access to and from the casino. The Star Riverboat in Lake Charles was dry-docked on November 1, 1998, for required hull inspection by the U.S. Coast Guard.
The Star returned to service on November 6, 1998.
These events will negatively impact the facility's results during the third quarter of 1999 and the ongoing traffic delays caused by road construction are expected to continue to adversely impact results during the remainder of the construction period.

Year 2000

     The "Year 2000" problem refers to the inability of computers and software programs to recognize and properly process data fields containing a two digit year. A system which is not Year 2000 compliant would not be able to correctly process date-based information, and in extreme situations, could cause entire systems to be disabled.

      The Company has identified five phases in its efforts to become Year 2000 compliant, which include awareness, assessment, renovation, testing and implementation. The awareness and assessment phases have been completed and the Company is currently in the process of renovating its major Information Technology ("IT") systems. The Company does not rely on internally developed, proprietary systems, but rather "canned" software solutions purchased from third party vendors. As part of the renovation/upgrade process, testing and implementation of the new IT systems will also be completed. The Company anticipates completing its upgrade cycle for Year 2000 compliance by the end of the current fiscal year.

     Embedded systems and vendor affiliates have been inventoried and criticality has been assessed. Manufacturers of the Company's critical embedded systems are currently being contacted to identify compliance and questionnaires have been sent to each facility's critical vendor affiliates to identify each vendor's Year 2000 compliance status.

      Upon completion of the five phases described above, the Company expects to design a contingency plan to address any remaining identified Year 2000 exposure. As of September 30, 1998, the Company had either expended or committed approximately $400,000 and expects to expend no more than a total of $1 million on its Year 2000 compliance efforts.

Capital Resources and Liquidity

      During the six months ended September 30, 1998, cash generated by operations was used to reduce bank borrowings. The Credit Facility's outstanding balance on March 31, 1998, June 30, 1998, and September 30, 1998 was $30 million, $26.5 million, and $14 million, respectively.
                                  12
Forward Looking Information

           Certain information included in this section and elsewhere in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the effects of competition, the effects of riverboat hull inspections, I-10 road construction in Lake Charles, Year 2000 remediation efforts, future borrowing and capital costs, plans for future expansion
and   property  enhancements,  business  development  activities, capital expenditure programs and requirements, financing sources and the effects of legislation and regulation (including possible gaming legislation, gaming licensure and regulation, state and
local   regulation,  tax  regulation,  and  the   potential   for
regulatory reform).  Forward looking statements can generally  be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions, and the Company's
future  financial  condition and results  of  operations.   These
uncertainties and risks include, but are not limited to, those relating to conducting operations in an increasingly competitive
environment,  conducting  operations  at  a  newly  or   recently
developed site or in a jurisdiction for which gaming has recently been permitted, changes in state and local gaming laws and regulations, development and construction activities, leverage
and   debt   service  requirements  (including   sensitivity   to
fluctuation in interest rates), general economic conditions, changes in federal and state tax laws, the disruption to Lake Charles operations caused by road construction, Year 2000 remediation efforts, action taken under applications for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and regulations). As a consequence, current plans, anticipated actions, and future financial condition and results from operations may differ from those expressed in any forward-looking statements made by or on behalf of the Company and no assurance can be given that such statements will prove to be correct.

Item  3.   Quantitative and Qualitative Disclosure  About  Market
Risk.
                                   13

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

     Showboat Star Partnership and Players Lake Charles, LLC, subsidiaries of the Company, were served with a petition captioned J.A. Miller, et al. v. Showboat Star Partnership, et al. on or about February 27, 1997, Docket No. 10-14544, in the 38th Judicial District Court, Parish of Cameron, State of Louisiana. The plaintiffs, a group of oyster fishermen, allege in the petition that on or about February 2, 1997, the Star Riverboat discharged raw sewage and other hazardous and toxic substances from the bilge of the vessel into Lake Charles. Plaintiffs further allege that, since 1994, the Star Riverboat and the Players Lake Charles Riverboat have discharged raw sewage and other hazardous and toxic substances into Lake Charles which is part of the Calcasieu Estuary. Plaintiffs claim that alleged acts of the Company have resulted in great damage to natural oyster beds forty-three (43) miles down river in Cameron Parish, resulting in oysters situated thereon to become dangerous and unfit for human consumption and/or preventing the oyster fishermen from harvesting oysters. The oyster fishermen are claiming both compensatory and punitive damages. The matter is in the early stages of litigation. Several motions are pending before the court including a motion to dismiss the suit in its entirety for failure to state a cause of action. A separate motion is currently pending before the court to dismiss the claims of twenty-eight (28) plaintiffs who have failed to comply with the court's discovery order. The Company has obtained certain discovery in connection with motions and additional discovery has been requested. A motion to require plaintiffs to post security for taxable costs which may be incurred by the Company, through its insurer, in connection with this litigation is also pending. The Company intends to vigorously defend this action.

Ceola and Richard Morris v. Players Lake Charles, Inc., et al.

     Players Lake Charles, Inc. has been named as a defendant in a claim in Louisiana State Court for personal injuries filed by Ceola and Richard Morris. The claim allegedly resulted when a piece of fret-work aboard the Players Lake Charles Riverboat fell from the wall and allegedly hit Ms. Morris on the head. Third party demands and cross claims have been filed on behalf of Players against Leevac Shipyards, who was responsible for the construction of the vessel, and its insurer, as well as James Carpet & Drapery, who actually installed the fret work, and its insurer. These claims arise from a breach of workmanlike performance in the construction of the vessel. Plaintiffs and Players have agreed to a settlement. In exchange for a full release and judgment of dismissal with prejudice, Players will pay plaintiffs $100,000 plus $2,000 court costs. The Company's primary insurer with respect to this claim, Anglo American


                                14

Insurance Company Limited ("Anglo American"), has been placed in liquidation. The Company continues to pursue its claim against Anglo American.

W. Todd Akin, et al. v. Missouri Gaming Commission

     W. Todd Akin et al. v. Missouri Gaming Commission was filed in the Circuit Court of Cole County, Missouri, in August of 1996 in order to seek a judicial declaration that the Missouri Gaming Act is unconstitutional because, allegedly contrary to the Missouri Constitution, the Missouri Gaming Act permits gaming facilities (such as the Maryland Heights Facility) to be located upon artificial basins fed by the Missouri or Mississippi Rivers. The Company and Harrah's, the Missouri Riverboat Gaming Association and the City of Maryland Heights intervened in order to protect their respective interests. The statute was found constitutional and the suit was dismissed in its entirety on the merits by the trial court in December, 1996. That dismissal was appealed directly to the Missouri Supreme Court by the plaintiffs in January, 1997. On November 25, 1997, the Missouri Supreme Court ruled that gaming may occur only in artificial spaces that are contiguous to the surface stream of the Missouri and Mississippi Rivers. The case was remanded to the trial court for a factual determination as to whether those casino operators meet this requirement. The plaintiffs dismissed their case against the Company after this ruling but prior to a determination by the trial court on this issue. A number of Missouri gaming licensees conduct gaming operations directly on the Missouri and Mississippi rivers and thus these operators are not expected to be adversely affected by the implications of the Akin decision.

     On November 3, 1998, the voters of Missouri approved an amendment to the state's constitution that (i) expressly authorizes the provision of the Missouri Gaming Act (permitting gaming facilities in artificial basins within 1,000 feet of the Mississippi and Missouri Rivers) that was found unconstitutional by the Missouri Supreme Court, and (ii) declares that the facilities that were heretofore built in such artificial basins, including the Company's facilities in Maryland Heights, are legally sanctioned. At this time, therefore, based on discussions with Missouri legal counsel, management believes that the disciplinary proceedings before the Missouri Gaming Commission hereinafter described will be withdrawn shortly, and that the suit by the Company and Harrah's seeking a declaratory judgment (also hereinafter described) will likewise be resolved, thus fully resolving the issues created by the Supreme Court's decision in the Akin case.

Disciplinary Proceedings

     In January, 1998, the Company was advised by the Missouri Gaming Commission (the "Commission") that it intended to take disciplinary action against the licenses held by the Company in Maryland Heights for failure to comply with Missouri law, as modified and interpreted in the Akin decision, and to revoke the Company's licenses to conduct games of chance at the Maryland Heights Facility. In response to this, on January 9, 1998, the Company (and certain other casino companies) sought and obtained a Preliminary Writ of Prohibition from the Circuit Court of Cole County, Missouri, prohibiting the Commission from taking disciplinary action against such companies. On January 29, 1998, following hearings on the Petition for Writ of Prohibition, the Circuit Court of Cole County made its Preliminary Writ of Prohibition permanent, holding that the companies had a constitutional right to due process which was violated by the proposed disciplinary actions of the Commission. The Commission appealed that decision granting a Writ of Prohibition to the
Missouri Supreme Court. On May 28, 1998, the Missouri Supreme Court reversed the decision of the Circuit Court and quashed the Writ of Prohibition issued against the Commission. The Court found that because the Commission presumptively had jurisdiction to take disciplinary action against gaming facilities for failing to comply with state law location requirements, a Writ of Prohibition was an inappropriate remedy. The Court held that the companies' objections to jurisdiction and other components of the proceedings should be addressed to the Commission, and to the courts of appeal should the companies not prevail before the Commission. The Court also held that the appeal was an effective alternative remedy at law because the Commission does have the authority to stay any adverse decision pending the outcome of all appeals, thus rendering prohibition an inappropriate remedy in the circumstances.

     On June 18, 1998, the Commission issued its Preliminary Orders for Disciplinary Action to the gaming companies affected by the Akin decision, including the Company. On July 23, 1998, the Company requested a hearing on the Preliminary Orders for
Disciplinary Action, which request stayed the effect of the proposed Preliminary Orders indefinitely and entitled the Company to a full evidentiary hearing before the Commission's Hearing Officer. There are five gaming companies in separate locations which received Preliminary Orders for Disciplinary Action and for whom hearings must be conducted. The Commission has indicated

                                15

that all hearings will be conducted prior to any recommended decision being submitted to the Commission by its Hearing Officer for a vote of the Commission on final discipline for any facility. Hearings are anticipated to take several weeks. Discovery has been undertaken and it is anticipated that any hearings are unlikely to commence prior to December, 1998. Should a recommendation adverse to the Company be made and adopted by the Commission after such hearings, the Company will seek a stay of any discipline in order to appeal to the Missouri Court of Appeals, Western District. Appeals of this type ordinarily take six months to one year from filing to decision. Further appeal from any adverse decision of the Missouri Court of Appeals may then be taken by transfer to the Missouri Supreme Court.

Declaratory Judgment Action

     Because of management's belief that the Company was entitled to clarification of the uncertainty caused by the Akin decision and the Commission's and Attorney General's interpretation of it, the Company and Harrah's filed suit for a declaratory judgment in Circuit Court on January 22, 1998. This suit seeks a declaration that: (i) the Company's reasonable reliance upon the prior approval of the Commission of its location prohibits adverse action by the Commission or Attorney General against the Company on the basis of the subsequent Akin decision; (ii) the Company, if found not in compliance to any extent, must be permitted a reasonable period of time within which to remedy any deficiency in its facilities to bring them into compliance; and (iii) the Company is entitled to be justly compensated for any financial loss resulting from adverse actions of the Commission or the Attorney General in enforcing their interpretation of the Akin decision. On February 23, 1998, the Commission filed a Motion to Dismiss the Petition for Lack of Ripeness and Failure to Exhaust Administrative Remedies. On April 13, 1998, the Circuit Court issued an order denying the Motions to Dismiss and requiring an Answer to be filed. Defendants' Answer to the Petition was filed May 1, 1998, and Plaintiff's Discovery commenced with Interrogatories and Requests for
Production of Documents. While this case involves no fixed monetary sum, it will be diligently prosecuted by the Company in order to obtain relief from the uncertainty created by the Akin decision.

     In the event that, for whatever reason, the disciplinary proceedings and the declaratory judgment suit are not withdrawn or dismissed as a result of the constitutional amendment approved by the voters on November 3, 1998, the Company continues to believe, based on discussions with Missouri counsel, that the problem created by the Akin decision could be remedied by either
(1) the legal and equitable defenses available to the Company if a lawsuit judgment or administrative sanction based on the Supreme Court ruling were to be issued against the Company, or
(2) remedial action to the property. If, subsequent to any judicial or administrative resolution of any of the foregoing issues, remediation of the Maryland Heights property were considered, management would, prior to undertaking any remediation, (i) consult with Harrah's concerning the alternative means by which to remediate the property and the terms thereof, including whether the Company in such circumstances would be contractually obligated to fund any remediation effort and (ii) individually evaluate whether the cost of remediation would be justified in light of the projected future results of the Company's Maryland Heights operations. Management cannot presently provide any assurance as to whether the Maryland Heights Facility would be permitted to modify the facility to comply with any such remediation order or whether the Company's legal defenses, legislative or electoral alternatives or other means available would be successful to permit continued use of the facility without interruption. Further, it is unclear, in the event of a determination of non-compliance, what penalty or monetary obligation or sanction, if any, including a possible temporary or permanent closure, could be imposed on the Maryland Heights Facility or the Company. If the Company could not, or chose not to, remediate the property and it were closed, the Company would incur a substantial write-down in asset values related to the property in addition to the possibility of incurring substantial losses related to any potential shut-down or suspension of operations. Such negative impacts may be offset, in part, by certain tax benefits.

                                16

Item 6.   Exhibits and Reports on Form 8-K

Exhibits Filed with this Form 10-Q:

Exhibit No.    Exhibit Description

10.1      Amendment  to Peter J. Aranow Employment Agreement
            dated September 29, 1998
27.0      Financial Data Schedule


Reports on Form 8-K Filed During Quarter:
None

                                17

                            SIGNATURE

      Pursuant to the requirements of the Securities and Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                                    PLAYERS INTERNATIONAL, INC.
Date:  November 10, 1998            By:/s/ Peter J. Aranow
                                    ___________________________
                                    Peter J. Aranow
                                    Executive Vice President Finance,
                                    Chief Financial Officer,
                                    Treasurer  and  Secretary
                                    (Principal Financial Officer)

                                  18