Form 10-Q
period 1998-12-31
PLAYERS INTERNATIONAL INC /NV/
filed 1999-02-05
CIK 796912

3



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                          _____________

                            FORM 10-Q


(Mark One)

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended December 31, 1998

                               or

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


              APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of February 4, 1999, there were 32,024,737 shares of the
Registrant's   $0.005   per  share  par   value    Common   Stock
outstanding, net of treasury stock.


          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES

                              INDEX


PART I -  FINANCIAL INFORMATION                                  PAGE

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets as of December 31,
     1998 and March 31, 1998                                        3

     Condensed  Consolidated Statements  of  Operations  for  the
     Three and Nine Months Ended December 31, 1998 and 1997         5

     Condensed Consolidated Statements of Cash Flows for the Nine
     Months Ended December 31, 1998 and 1997                        6

     Notes to Condensed Consolidated Financial Statements           7

Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            9

Item 3.Quantitative and Qualitative Disclosures About Market Risk  13


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                          14

Item 4. Submission of Matters to a Vote of Security Holders        16

Item 6. Exhibits and Reports on Form 8-K                           16

        Signature                                                  17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)

                             ASSETS

                                           December     March
                                              31,        31,
                                             1998       1998
                                           --------   --------
                                         (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents               $21,546    $17,223
    Accounts receivable, net of allowance
     for doubtful accounts of $730 at
     December 31, 1998 and $786 at
     at March 31, 1998                        2,266      3,559
    Notes receivable                          1,500          -
    Inventories                               1,252      1,476
    Deferred income tax                       2,010      2,010
    Income taxes refundable                       -      6,580
    Prepaid expenses and other current
     assets                                   2,411      2,285
                                            -------    -------

       Total current assets                  30,985     33,133
                                            -------    -------

PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and
    amortization of $57,788 at
    December 31, 1998 and $44,405
    at March 31, 1998                       230,502    237,478
                                            -------    -------

NOTES RECEIVABLE                                  -      1,500
                                            -------    -------

INTANGIBLES, net of accumulated
amortization of $4,294 at December 31,
1998 and $3,572 at March 31, 1998            34,585     35,302
                                            -------    -------

INVESTMENT IN JOINT VENTURE                  92,960     96,587
                                            -------    -------

OTHER ASSETS                                  5,164      5,587
                                            -------    -------

TOTAL ASSETS                               $394,196   $409,587
                                           ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
            (dollars in thousands, except par value)

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                           December      March
                                             31,          31,
                                            1998         1998
                                           --------    --------
                                         (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt      $  1,065   $  2,008
    Accounts payable                          2,811      4,590
    Accrued liabilities                      25,924     28,832
    Other liabilities                         2,634      3,775
                                            -------    -------

      Total current liabilities              32,434     39,205
                                            -------    -------

OTHER LONG-TERM LIABILITIES                  28,653     28,997
                                            -------    -------

DEFERRED TAX LIABILITIES - LONG TERM          2,930      2,930
                                            -------    -------

LONG-TERM DEBT, net of current portion      165,000    180,541
                                            -------    -------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value,
Authorized- 10,000,000 shares,
      Issued- none                                -          -
   Common stock, $.005 par value,
Authorized- 90,000,000 shares,
      Issued- 32,695,873 at December 31,
  1998 and 32,613,498 at March 31, 1998         163        163
   Additional paid-in capital               132,595    132,338
   Treasury stock, at cost; 672,100
shares at December 31, 1998 and
      March 31, 1998                         (7,294)    (7,294)
   Retained earnings                         39,715     32,707
                                            -------    -------

      Total stockholders' equity            165,179    157,914
                                            -------    -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $394,196   $409,587
                                           ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars in thousands, except per share data)
                           (Unaudited)

                        For the Three Months    For the Nine Months
                         Ended December 31,      Ended December 31,
                            1998     1997           1998     1997
                        --------------------    -------------------
REVENUES:
 Casino                    $ 78,045 $ 72,224     $237,756 $226,390
 Food and beverage            2,297    2,342        7,393    9,301
 Hotel                          591      159        2,539    2,182
 Other                          839    1,241        2,902    4,835
                           -------- --------     -------- --------
                             81,772   75,966      250,590  242,708
                           -------- --------     -------- --------

COSTS AND EXPENSES:
 Casino                      34,879   34,241      108,165  106,207
 Food and beverage            2,022    2,085        6,342    8,391
 Hotel                          216       80        1,058      841
 Other operating expenses    10,701    9,791       31,327   31,793
 Selling, general and
  administrative             15,584   14,619       44,529   44,798
 Corporate administrative
  expenses                    3,642    2,095        8,459    5,389
 Allocated amounts of
  joint venture               2,527    2,357        7,966    8,511
 Depreciation and
  amortization                5,015    5,016       14,943   14,951
                            -------  -------      -------  -------
                             74,586   70,284      222,789  220,881
                            -------  -------      -------  -------

 Income before other income
  (expense) and provision
  for income taxes            7,186    5,682       27,801   21,827
                            -------  -------      -------  -------

OTHER INCOME (EXPENSE):
 Interest income                 70      177          350      414
 Other income, net               16       18         (232)       -
 Interest expense            (5,319)  (5,633)     (16,430) (18,026)
                            --------  -------     -------- --------
                             (5,233)  (5,438)     (16,312) (17,612)
                            -------  -------     -------- --------

 Income before provision
  for income taxes            1,953      244       11,489    4,215

PROVISION FOR INCOME TAXES      761       78        4,481    1,636
                             ------- -------      -------  -------

NET INCOME                   $1,192     $166       $7,008   $2,579
                            =======  =======      =======  =======

EARNINGS PER COMMON SHARE:
       Basic                   $0.04   $0.01        $0.22    $0.08
       Diluted                 $0.04   $0.01        $0.22    $0.08

The accompanying notes are an integral part of thesre condensed consolidated financial statements.

           PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)
                           (Unaudited)
                                               For the Nine Months
                                                Ended December 31,
                                               --------------------

                                                   1998     1997
                                                   ----     ----


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                  $ 7,008   $ 2,579
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization             14,943    14,951
       Joint venture depreciation and
        amortization                              3,627     3,359
       Loss on disposition of property and
        equipment                                   272       111
       Other                                        231       326
    Changes in assets and liabilities:
        Accounts and notes receivable             1,067       304
        Inventories, prepaid expenses and
         other current assets                        98     2,188
        Income taxes refundable                   7,640    28,965
        Other assets                                (46)      201
        Accounts payable and accrued
         liabilities                             (6,889)  (15,460)
        Other liabilities                          (344)      672
                                               --------  --------

    Net cash provided by operating activities    27,607    38,196
                                                --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net purchases of property and equipment (6,917) (18,191) Proceeds from disposal of property and
     equipment                                       52     7,294
    Investment in joint venture                       -    (6,390)
                                                --------  --------

    Net cash used in investing activities        (6,865)  (17,287)
                                                --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term
     debt                                        20,000    27,000
    Repayments of long-term debt                (36,484)  (43,891)
    Debt issuance cost                             (192)     (331)
    Other                                           257        20
                                                --------  --------

    Net cash used in financing activities       (16,419)  (17,202)
                                                --------  --------

NET INCREASE IN CASH AND CASH EQUIVALENTS         4,323     3,707

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                           17,223    20,567
                                               --------  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 21,546  $ 24,274
                                               ========  ========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                              $ 20,079  $ 22,210
    Income taxes paid                             1,689         9
    Debt incurred to purchase equipment               -     3,905
    Note receivable on sale of Mesquite property      -     1,500

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Basis of Presentation
------------------------------

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

           The  results  of operations for the nine months  ended
December  31,  1998,  are  not  necessarily  indicative  of   the
operating results for the full year.

            Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.

           Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The objective of SFAS 130 is to report a measure of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income is the total of net income and all other non-stockholder changes in equity ("Other Comprehensive Income"). The Company had no Other Comprehensive Income for the three month and nine month periods ended December 31, 1998 and 1997.


Note 2 - Casino Revenues and Promotional Allowances
---------------------------------------------------

          Casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary food and beverage, hotel accommodations and other items furnished to customers, which totaled approximately $5,906,000 and $5,925,000 and $17,959,000 and $18,374,000 for the three and nine months ended December 31, 1998 and 1997, respectively.

           The estimated cost of providing such promotional allowances to casino patrons has been allocated to casino operating expenses as follows:

                               For the Three Months   For the Nine Months
                                Ended December 31,     Ended December 31,
                               --------------------   --------------------
                             (dollars in thousands)  (dollars in thousands)
                                  1998      1997         1998      1997
                                 ------    ------       ------    ------

         Food and beverage       $ 4,014    4,138       12,607     13,140
         Hotel and other             398      325        1,182      1,140
                                 -------   ------       ------     ------
                                 $ 4,412  $ 4,463      $13,789    $14,280
                                 =======  =======      =======    =======

Note 3 - Allocated Amounts of Joint Venture
-------------------------------------------

     The Company owns a 50% interest in a casino entertainment facility in Maryland Heights, Missouri (the "Joint Venture").
The investment in the Joint Venture is accounted for using the equity method of accounting.

     Summary condensed financial information for the Joint
Venture is as follows:

                              For the Three Months   For the Nine Months
                               Ended December 31,     Ended December 31,
                              --------------------   -------------------
                             (dollars in thousands) (dollars in thousands)

                                   1998     1997          1998      1997
                                  ------   ------        ------    ------

         Net revenues            $ 5,396  $ 4,516       $15,527   $13,895
         Depreciation and
          amortization             2,393    1,506         7,245     6,720
         Net loss                  5,055    4,715        15,932    17,022


Note 4 - Earnings Per Share
---------------------------

           The following table illustrates the computation of basic and diluted earnings per share:

                           For the Three Months    For the Nine Months
                            Ended December 31,      Ended December 31,
                           --------------------    -------------------
                            1998         1997         1998       1997
                           ------       ------       ------     ------

   Numerator:
      Net income        $ 1,192,000  $   166,000  $  7,008,000  $ 2,579,000

   Denominator:
     Denominator for basic
     earnings per share-
     weighted-average
     shares              31,948,735   31,913,748    31,944,029   31,899,266

     Effect of dilutive
      securities-stock
      options               165,048       22,497       150,395       21,082
                        -----------  -----------   -----------  -----------

   Denominator for diluted
   earnings per share-
   adjusted weighted-
   average shares        32,113,783   31,936,245    32,094,424   31,920,348
                        ===========  ===========   ===========  ===========

   Basic earnings per
    share               $      0.04  $      0.01   $      0.22  $      0.08
                        ===========  ===========   ===========  ===========

   Diluted earnings per
    share               $      0.04  $      0.01   $      0.22  $      0.08
                        ===========  ===========   ===========  ===========


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
----------------------------------------------------------

Comparison of Operating Results for the Three-Month Periods Ended
December 31, 1998 and 1997

       The Company owns and operates riverboat gaming and entertainment facilities. These include one riverboat casino in Metropolis, Illinois (the "Metropolis Facility"), two riverboat casinos in Lake Charles, Louisiana (the "Lake Charles Facility") and two contiguous, permanently moored, dockside riverboat casinos in Maryland Heights, Missouri (the "Maryland Heights Facility"). The Company operated a land-based casino resort in Mesquite, Nevada (the "Mesquite Facility") until June 30, 1997. The Company also owns and operates a thoroughbred racetrack in Paducah, Kentucky. The Company's fiscal year ends on March 31st. References to the third quarter of 1999 or 1998, mean the three-month periods ended December 31, 1998, and December 31, 1997, respectively.

Results of Operations

Financial Highlights
                                                          %Increase/
Three months ended December 31,   1998        1997        (Decrease)
---------------------------------------------------------------------
(Dollars in thousands, except per share amounts)

Casino Revenues
   Metropolis                 $  19,069   $  19,118           (0.3)
   Lake Charles                  34,929      36,056           (3.1)
   Maryland Heights              24,047      17,050           41.0
   ----------------------------------------------------------------
                              $  78,045   $  72,224            8.1
   ----------------------------------------------------------------

Total Revenues
   Metropolis                 $  19,794   $  19,846           (0.3)
   Lake Charles                  36,750      37,761           (2.7)
   Maryland Heights              25,025      18,086           38.4
   Other                            203         273          (25.6)
   ----------------------------------------------------------------
                              $  81,772   $  75,966            7.6
   ----------------------------------------------------------------

Operating Income (Loss)
   Metropolis                 $   4,144   $   4,259           (2.7)
   Lake Charles                   5,692       5,184            9.8
   Maryland Heights (a)           1,829        (714)         356.2
   Corporate, development,
    and other                    (4,479)     (3,047)         (47.0)
   ----------------------------------------------------------------
                              $   7,186   $   5,682           26.5
   ----------------------------------------------------------------

   Depreciation and
    amortization (b)          $   5,015   $   5,016              -
   ----------------------------------------------------------------
   Interest expense               5,319       5,633           (5.6)
   ----------------------------------------------------------------
   Net income                     1,192         166          618.1
   ----------------------------------------------------------------
   Earnings per share
    assuming dilution         $    0.04   $    0.01          300.0
   ----------------------------------------------------------------

Operating Margin (operating income/total revenues)
   Metropolis                      20.9%       21.5%       (0.6)pts
   Lake Charles                    15.5%       13.7%        1.8pts
   Maryland Heights                 7.3%       (3.9)%      11.2pts
   Consolidated                     8.8%        7.5%        1.3pts

(a) Amount includes the Company's 50% share of both the Maryland Heights Joint Venture operating losses and Maryland Heights Joint Venture depreciation and amortization. In the third quarter of 1999, Player's share of the total loss from investment in the Maryland Heights Joint Venture was approximately $2.5 million, which consisted of $1.3 million in operating losses and $1.2 million in depreciation and amortization. In the third quarter of 1998, Player's share of the total loss from investment in the Maryland Heights Joint Venture was approximately $2.4 million, which consisted of $1.6 million in operating losses and $750,000 in depreciation and amortization.

(b)   The third quarters of 1999 and 1998 do not include Player's share  of  the Maryland Heights Joint Venture depreciation  and
  amortization  of  approximately  $1.2  million  and   $750,000,
  respectively.

     The 8.1% and 7.6% net increases in casino and total revenues, respectively, in the third quarter of 1999 as compared to the third quarter of 1998, resulted from significant revenue growth in the comparable period at the Maryland Heights Facility which opened on March 11, 1997. U.S. Interstate 10 ("I-10") road construction, which began in August 1998, continued to affect Lake Charles revenues in the third quarter of 1999.

      The Company's operating income increased 26.5% during the third quarter of 1999 as compared to the third quarter of 1998. Substantial revenue growth coupled with continuing cost reductions were the primary reasons for the Maryland Height's operating income growth. Despite increased city gaming taxes in the current fiscal year, Lake Charles operating margins increased during the comparable periods as a result of expense reduction efforts.

      Corporate, development, and other expenses increased 47.0% during the third quarter of 1999 as compared to the third quarter of 1998 due to legal and consulting costs incurred for the Missouri "boat-in-a-moat" referendum and certain shareholder value projects.

Interest Expense

     Interest expense decreased 5.6% in the third quarter of 1999 as compared to the third quarter of 1998 due to reductions in the Company's bank borrowings and average borrowing rate. The lower interest rates are contained in a new $80 million, five year bank agreement that closed in March 1998.

Comparison of Operating Results for the Nine-Month Periods Ended
December 31, 1998 and 1997

     References to the first nine months of 1999 or 1998 mean the nine-month periods ended December 31, 1998 and December 31, 1997, respectively.

Results of Operations

Financial Highlights
                                                      %Increase/
Nine months ended December 31,    1998       1997     (Decrease)
-----------------------------------------------------------------
(Dollars in thousands, except per share amounts)

Casino Revenues
   Metropolis                  $  59,299  $  58,875       0.7
   Lake Charles                  110,612    113,314      (2.4)
   Maryland Heights               67,845     49,763      36.3
   Mesquite                            -      4,438       n.m.
   -------------------------------------------------------------
                               $ 237,756  $ 226,390       5.0
   -------------------------------------------------------------

Total Revenues
   Metropolis                  $  61,585  $  61,266       0.5
   Lake Charles                  117,657    118,749      (0.9)
   Maryland Heights               70,649     53,306      32.5
   Mesquite                            -      8,700       n.m.
   Other                             699        687       1.7
   -------------------------------------------------------------
                               $ 250,590  $ 242,708       3.2
   -------------------------------------------------------------

Operating Income (Loss)
   Metropolis                  $  13,412  $  15,187     (11.7)
   Lake Charles                   20,785     19,275       7.8
   Maryland Heights (a)            4,107     (4,146)    199.1
   Mesquite                            -       (128)     n.m.
   Corporate, development,
    and other                    (10,503)    (8,361)    (25.6)
   -------------------------------------------------------------
                               $  27,801  $  21,827      27.4
   -------------------------------------------------------------

   Depreciation and
    amortization (b)           $  14,943  $  14,951      (0.1)
   -------------------------------------------------------------
   Interest expense               16,430     18,026      (8.9)
   -------------------------------------------------------------
   Net income                      7,008      2,579     171.7
   -------------------------------------------------------------
   Earnings per share
    assuming dilution          $    0.22  $    0.08     175.0
   -------------------------------------------------------------

Operating Margin (operating income/total revenue)
   Metropolis                       21.8%      24.8%     (3.0)pts
   Lake Charles                     17.7%      16.2%      1.5pts
   Maryland Heights                  5.8%      (7.8)%    13.6pts
   Mesquite                            -       (1.5)%     n.m.
   Consolidated                     11.1%       9.0%      2.1pts

(a) Amount  includes  the Company's 50%  share  of  both  the
  Maryland  Heights Joint Venture operating losses  and  Maryland
  Heights  Joint Venture depreciation and amortization.   In  the
  first nine months of 1999, Player's share of the total loss from
  investment   in   the  Maryland  Heights  Joint   Venture   was
  approximately $7.9 million, which consisted of $4.3 million  in
  operating   losses   and  $3.6  million  in  depreciation   and
  amortization. In the first nine months of 1998, Player's share of the total loss from investment in the Maryland Heights Joint Venture was approximately $8.5 million, which consisted of $5.1 million in operating losses and $3.4 million in depreciation and amortization.

(b)   The  first  nine  months of 1999 and 1998  do  not  include
  Player's share of the Maryland Heights Joint Venture depreciation and amortization of approximately $3.6 million and $3.4 million, respectively.

n.m. - not meaningful

     The 5.0% and 3.2% net increases in casino and total revenues, respectively, in the first nine months of 1999 as compared to the first nine months of 1998, resulted from significant revenue growth in the comparable periods at the
Maryland  Heights Facility which opened on March 11, 1997.   This
increase  more  than  offset the absence  of  revenues  from  the
Mesquite  Facility which was sold on June 30,  1997.   Nine-month
comparable  revenues were relatively flat at both Metropolis  and
Lake  Charles.   In  Metropolis, the primary factors  were  lower
summer revenues and increased competition, and in Lake Charles, I-10 road construction and severe weather during the second quarter of 1999 impacted revenue results.

     The Company's operating income increased 27.4% during the first nine months of 1999 as compared to the first nine months of 1998. The increase was due to profitable performance at the Maryland Heights Facility as compared to the first nine months of 1998. Lake Charles results benefited from cost reductions in the 1999 period as compared to the first nine months of 1998 despite the increase in the city gaming tax and reduced revenues in the comparable periods. The Metropolis Facility was affected by the increase in Illinois gaming taxes and, in the second quarter of 1999, general and administrative expense adjustments.

     Corporate, development, and other expenses increased 25.6% during the first nine months of 1999 as compared to the first nine months of 1998 due to legal and consulting costs incurred for the Missouri "boat-in-a-moat" referendum and certain shareholder value projects.

Interest Expense

      Interest expense decreased 8.9% in the first nine months of 1999 as compared to the first nine months of 1998 due to reductions in the Company's bank borrowings and average borrowing rate. The lower interest rates are contained in a new $80 million, five year bank agreement that closed in March 1998.

Additional Factors Affecting Future Operating Income

      Road construction began on I-10 in front of the Company's Lake Charles Facility in August 1998, and is scheduled to be complete in April 1999. The construction has resulted in I-10 lane closures for periods of time, although the Company has been advised that one Eastbound lane and one Westbound lane will always remain open, permitting access to and from the casino. In the third quarter of 1999, road construction moved east of the Players facility; however, traffic has been re-directed to

alternate  routes  to  assist in reducing travel  delays.   As  a
result, access to the facility remains somewhat hampered and could continue to adversely impact financial results during the remainder of the construction period.

      The Company is considering a plan to demolish the Players-West Hotel in Lake Charles. Under the plan, subsequent to demolition of the hotel, approximately 260 surface parking spaces would be constructed on the current hotel site. If the Company goes forward with the demolition, it would result in a write-off of the approximate $6 million carrying value of the existing facility.

Capital Resources and Liquidity

      During the nine months ended December 31, 1998, cash generated by operations was used to reduce bank borrowings. The Credit Facility's outstanding balance on March 31, 1998 and December 31, 1998 was $30 million and $15 million, respectively.

Year 2000

      The "Year 2000" problem refers to the inability of computer hardware, software, and embedded chips to recognize and properly process data fields containing a two digit year. A system which is not Year 2000 compliant would not be able to correctly process date-based information, and in extreme situations, could cause entire systems to be disabled.

      The Company has identified five phases in its efforts to become Year 2000 compliant, which include awareness, assessment, renovation, testing and implementation. The awareness and assessment phases have been completed and the Company is currently in the process of renovating its major Information Technology ("IT") systems. The Company does not rely on internally developed, proprietary systems, but rather "canned" software solutions purchased from third party vendors. As part of the upgrade process, testing and implementation of the new IT systems will also be completed. The Company anticipates completing its upgrade cycle for Year 2000 compliance by May 31, 1999, barring delays in the release of vendors' Year 2000 compliant software versions.

      In January 1999, the Company initiated the design of a comprehensive contingency plan to address any remaining potential Year 2000 exposure. As of December 31, 1998, the Company had either expended or committed approximately $400,000 on its Year 2000 compliance efforts and expects to expend no more than $1 million in aggregate.

Forward Looking Information

           Certain information included in this section and elsewhere in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the effects of competition, I-10 road construction in Lake Charles, Year 2000 remediation efforts, shareholder value projects, future borrowing and capital costs, plans for future expansion and property enhancements, business development activities, capital expenditure programs and requirements, financing sources and the effects of legislation and regulation (including possible gaming legislation, gaming licensure and regulation, state and local regulation, tax regulation, and the potential for regulatory reform). Forward looking statements can generally be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions, and the Company's future financial condition and results of operations. These uncertainties and risks include, but are not limited to, those relating to conducting operations in an increasingly competitive environment, conducting operations at a newly or recently developed site or in a jurisdiction for which gaming has recently been permitted, changes in state and local gaming laws and regulations, development and construction activities, leverage and debt service requirements (including sensitivity to fluctuation in interest rates), general economic conditions, changes in Federal and state tax laws, the disruption to Lake Charles operations caused by road construction, Year 2000 remediation efforts, the pursuit of shareholder value projects, action taken under applications for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and

regulations).   As  a  consequence,  current  plans,  anticipated
actions, and future financial condition and results from operations may differ from those expressed in any forward-looking statements made by or on behalf of the Company and no assurance can be given that such statements will prove to be correct.


Item  3.   Quantitative and Qualitative Disclosure About Market Risk.
---------------------------------------------------------------------

           Not applicable.


PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings.
----------------------------

     The   following  discloses  material  developments  in   the
Company's legal proceedings:

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

     On November 3, 1998, the voters of Missouri approved an amendment to the state's constitution that (i) expressly authorizes the provision of the Missouri Gaming Act (permitting gaming facilities in artificial basins within 1,000 feet of the Mississippi and Missouri Rivers) that was found unconstitutional by the Missouri Supreme Court, and (ii) declares that the facilities that were heretofore built in such artificial basins, including the Company's facilities in Maryland Heights, are legally sanctioned. Based on such approval, the disciplinary proceedings before the Missouri Gaming Commission and the suit by the Company and Harrah's seeking a declaratory judgment have been resolved as described below.

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

     On June 18, 1998, the Commission issued its Preliminary Orders for Disciplinary Action to the gaming companies affected by the Akin decision, including the Company. On July 23, 1998, the Company requested a hearing on the Preliminary Orders for
Disciplinary Action, which request stayed the effect of the proposed Preliminary Orders indefinitely and entitled the Company to a full evidentiary hearing before the Commission's Hearing Officer. There are five gaming companies in separate locations which received Preliminary Orders for Disciplinary Action and for whom hearings must be conducted. The Commission indicated that all hearings would be conducted prior to any recommended decision being submitted to the Commission by its Hearing Officer for a vote of the Commission on final discipline for any facility. Hearings were anticipated to take several weeks. Based upon the result of the November 3, 1998 election, which constitutionally authorizes the Company's Maryland Heights Facility, the Attorney General of Missouri, on November 4, 1998, requested a stay of proceedings until December 3, 1998 (the effective date of the amendment), for the Missouri Gaming Commission to take further action concerning the continuation of the disciplinary hearings. On December 9, 1998, the Missouri Gaming Commission adopted a Resolution finding that because of the adoption of the new constitutional amendment the disciplinary proceedings were moot; and, that upon withdrawal of the requests for hearing filed by the Company, such proposed disciplinary actions would be deemed withdrawn. On December 18, 1998, the Company filed its Motion to Withdraw Request for Hearing, requesting dismissal of the disciplinary case. On January 14, 1999, the Commission entered its final order dismissing its proposed disciplinary proceedings against the Company.

Declaratory Judgment Action

     Because of management's belief that the Company was entitled to clarification of the uncertainty caused by the Akin decision and the Commission's and Attorney General's interpretation of it, the Company and Harrah's filed suit for a declaratory judgment in Circuit Court on January 22, 1998. This suit sought a declaration that: (i) the Company's reasonable reliance upon the prior approval of the Commission of its location prohibits adverse action by the Commission or Attorney General against the Company on the basis of the subsequent Akin decision; (ii) the Company, if found not in compliance to any extent, must be permitted a reasonable period of time within which to remedy any deficiency in its facilities to bring them into compliance; and (iii) the Company is entitled to be justly compensated for any financial loss resulting from adverse actions of the Commission or the Attorney General in enforcing their interpretation of the Akin decision. On February 23, 1998, the Commission filed a Motion to Dismiss the Petition for Lack of Ripeness and Failure to Exhaust Administrative Remedies. On April 13, 1998, the Circuit Court issued an order denying the Motions to Dismiss and requiring an Answer to be filed. Defendants' Answer to the Petition was filed May 1, 1998, and Plaintiff's Discovery commenced with Interrogatories and Requests for Production of Documents.

      Based upon the result of the November 3, 1998 election, which constitutionally authorized the Company's Maryland Heights Facility, the Company and the Office of Attorney General agreed that upon final dismissal and withdrawal of the proposed disciplinary actions pending before the Missouri Gaming Commission, the Company would dismiss its declaratory judgment action from the Circuit Court. On January 14, 1999, the Commission entered its final order dismissing its proposed disciplinary action against the Company. On January 19, 1999, the Company filed its dismissal of the declaratory judgement action in Circuit Court.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

           At the Annual Meeting of Stockholders of the Company held on November 12, 1998, the holders of Common Stock approved the amendment to the Amended and Restated 1993 Stock Incentive Plan (the "Plan") to provide that the maximum number of shares that may be subject to grants made under the Plan to any individual during any year is 350,000 shares. There were
21,975,946  votes  for,  3,831,682  votes  against,  and   73,199
abstentions.   Abstentions had the effect of a vote  against  the
proposal.

          Also at the Annual Meeting of Stockholders, the holders of Common Stock elected the following as directors for terms of one year expiring on the date of the 1999 annual meeting or until their respective successors are duly elected and qualified:

        Nominee            Votes For           Authority Withheld
        -------            ---------           ------------------
    Howard Goldberg         25,491,950               388,877
    John Groom              24,382,067             1,498,760
    Marshall S. Geller      25,610,900               269,927
    Lee Seidler             24,601,806             1,279,021
    Charles Masson          25,640,025               240,802
    Earl Webb               25,641,325               239,502
    Lawrence Cohen          24,664,047             1,216,780
    Vincent J. Naimoli      25,640,950               239,877
    Alan R. Buggy           25,639,525               241,302

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          Exhibits Filed with this Form 10-Q:

Exhibit No.    Exhibit Description
-----------    -------------------

4.1 Rights Agreement dated as of January 27, 1997, between Players International, Inc.
          and  Interwest  Transfer Company, Inc.  as  Rights
          Agent
10.1 Amended and Restated 1993 Stock Incentive Plan, as amended through November 12,1998
10.2 Amendment dated as of August 31, 1998 to Agreement dated as of August 1, 1997,
          between  Players  International,  Inc.  and   John
          Groom
10.3      Amendment   dated  as  of  August  31,   1998   to
          Employment Agreement dated as of
          March 31, 1997 between Players International, Inc. and Patrick Madamba, Jr.
10.4 Amendment dated November 12, 1998 to Employment Agreement dated October 1, 1996 between Players International, Inc. and Howard A. Goldberg
10.5      Amendment  dated  as  of  November  12,  1998   to
          Employment Agreement dated as
          of March 31, 1997 between Players International, Inc. and Patrick Madamba, Jr.
10.6 Restated Amendment dated as of January 6, 1999 between Players International, Inc.
          and Peter J. Aranow
10.7      Restated Amendment dated January 29, 1999  between
          Players International, Inc.
          and Peter J. Aranow
27.0      Financial Data Schedule


      Reports on Form 8-K Filed During Quarter:

          A  Form 8-K was filed by the Company on November 12,
1998 regarding the Registrant's Board rejection of  a  $6.00 per share merger proposal by Hollywood Park, Inc.

                            SIGNATURE

      Pursuant to the requirements of the Securities and Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                                      PLAYERS INTERNATIONAL, INC.

Date: February 4, 1999                By: /s/ Raymond A. Spera
                                          ------------------------
                                          Raymond A. Spera
                                          Chief Financial Officer
                                          (Principal Financial Officer)


