Form 10-Q/A
period 1998-12-31
PLAYERS INTERNATIONAL INC /NV/
filed 1999-04-30
CIK 796912

9




                          UNITED STATES
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

                                1

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES

                              INDEX



PART II - OTHER INFORMATION                                PAGE
Item 6.Exhibits and Reports on Form 8-K                     3

       Signature                                            4

                                2


PART I - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          Exhibits filed with this Form 10-Q/A:

Exhibit No.    Exhibit Description

4.1       Rights  Agreement  dated as of January  27,  1997,
          between Players International, Inc. and Interwest Transfer Company, Inc. as Rights Agent (1)
10.1      Amended  and  Restated 1993 Stock Incentive  Plan,
          as amended through November 12,1998 (1)
10.2      Amendment dated as of August 31, 1998 to Agreement
          dated as of August 1, 1997, between Players International, Inc. and John Groom (1)
10.3 Amendment dated as of August 31, 1998 to Employment Agreement dated as of March 31, 1997 between Players International, Inc. and Patrick Madamba, Jr. (1)
10.4 Amendment dated November 12, 1998 to Employment Agreement dated October 1, 1996 between Players International, Inc. and Howard A. Goldberg (1)
10.5      Amendment  dated  as  of  November  12,  1998   to
          Employment Agreement dated as of March 31, 1997 between Players International, Inc. and Patrick Madamba, Jr. (1)
10.6      Restated  Amendment dated as of January 6, 1999
          between Players International, Inc. and Peter J. Aranow (1)
10.7      Restated Amendment dated January 29, 1999 between
          Players International, Inc. and Peter J. Aranow (1)
27.0      Financial Data Schedule (1)
27.1 Amended Financial Data Schedules for the periods ended June 30, 1996 and December 31, 1996
27.2 Restated Financial Data Schedule for the period ended March 31, 1996
27.3      Financial Data Schedule for the period ended June
          30, 1997

                    (1)    Filed  as an exhibit to the  Company's
Quarterly Report on Form 10-Q for the quarter ended December  31,
1998, and incorporated herein by reference.

      Reports on Form 8-K Filed During Quarter:

                 A  Form 8-K was filed by the Company on November
12,  1998 regarding the Registrant's Board rejection of  a  $6.00 per share merger proposal by Hollywood Park, Inc.

                                3


SIGNATURE

      Pursuant to the requirements of the Securities and Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                                      PLAYERS INTERNATIONAL, INC.

Date:      April 29, 1999             By:  /s/ Raymond  A. Spera
                                           Raymond A. Spera
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                4

EXHIBIT 27.1
[ARTICLE] 5
[MULTIPLIER]  1,000

                                            AMENDED      AMENDED
<PERIOD TYPE>                                 3-MOS        9-MOS
<FISCAL YEAR END>                       MAR-31-1997  MAR-31-1997
<PERIOD END>                            JUN-30-1996  DEC-31-1996
[CASH]                                        20610        16006
[SECURITIES]                                   2945            0
[RECEIVABLES]                                  7658         5418
[ALLOWANCES]                                    280          513
[INVENTORY]                                    3005         3152
<CURRENT ASSETS>                              39722        35844
[PP&E]                                       316894       320861
[DEPRECIATION]                                27119        30663
<TOTAL ASSETS>                               440508       457301
<CURRENT LIABILITIES>                         35604        45883
[BONDS]                                      179500       185000
<PREFERRED MANDATORY>                             0            0
[PREFERRED]                                       0            0
[COMMON]                                        149          160
[OTHER-SE]                                   198176       196834
<TOTAL LIABILITY AND                         440508       457301
EQUITY>
[SALES]                                           0            0
<TOTAL REVENUES>                              79611       218866
[CGS]                                             0            0
<TOTAL COSTS>                                 36027       103053
<OTHER EXPENSES>                              32012       108080
<LOSS PROVISION>                                  0            0
<INTEREST EXPENSE>                             3864        11587
[INCOME-PRETAX]                                7806       (3584)
[INCOME-TAX]                                   3044       (1398)
[INCOME-CONTINUING]                            4762       (2186)
[DISCONTINUED]                                    0            0
[EXTRAORDINARY]                                   0            0
[CHANGES]                                         0            0
[NET-INCOME]                                   4762       (2186)
<EPS-BASIC>                                     .16        (.07)
[EPS-DILUTED]                                   .15        (.07)
</TABLE

EXHIBIT 27.2
[ARTICLE] 5
[MULTIPLIER]  1,000

                                                        RESTATED
<PERIOD TYPE>                                               YEAR
<FISCAL YEAR END>                                    MAR-31-1996
<PERIOD END>                                         MAR-31-1996
[CASH]                                                     18786
[SECURITIES]                                                4461
[RECEIVABLES]                                               7721
[ALLOWANCES]                                                 118
[INVENTORY]                                                 2719
<CURRENT ASSETS>                                           41583
[PP&E]                                                    302994
[DEPRECIATION]                                             23078
<TOTAL ASSETS>                                            413432
<CURRENT LIABILITIES>                                      39705
[BONDS]                                                   153000
<PREFERRED MANDATORY>                                          0
[PREFERRED]                                                    0
[COMMON]                                                     149
[OTHER-SE]                                                193478
<TOTAL LIABILITY AND                                      413432
EQUITY>
[SALES]                                                        0
<TOTAL REVENUES>                                          291395
[CGS]                                                          0
<TOTAL COSTS>                                             126063
<OTHER EXPENSES>                                          121461
<LOSS PROVISION>                                               0
<INTEREST EXPENSE>                                         14718
[INCOME-PRETAX]                                            36590
[INCOME-TAX]                                               14270
[INCOME-CONTINUING]                                        22320
[DISCONTINUED]                                                 0
[EXTRAORDINARY]                                                0
[CHANGES]                                                      0
[NET-INCOME]                                               22320
<EPS-BASIC>                                                  .75
[EPS-DILUTED]                                                .70
</TABLE

EXHIBIT 27.3
[ARTICLE] 5
[MULTIPLIER]  1,000


<PERIOD TYPE>                                              3-MOS
<FISCAL YEAR END>                                    MAR-31-1998
<PERIOD END>                                         JUN-30-1997
[CASH]                                                     18863
[SECURITIES]                                                   0
[RECEIVABLES]                                              13042
[ALLOWANCES]                                                1267
[INVENTORY]                                                 1408
<CURRENT ASSETS>                                           60452
[PP&E]                                                    251165
[DEPRECIATION]                                             31163
<TOTAL ASSETS>                                            428804
<CURRENT LIABILITIES>                                      94803
[BONDS]                                                   151848
<PREFERRED MANDATORY>                                          0
[PREFERRED]                                                    0
[COMMON]                                                     163
[OTHER-SE]                                                156011
<TOTAL LIABILITY AND                                      428804
EQUITY>
[SALES]                                                        0
<TOTAL REVENUES>                                           84182
[CGS]                                                          0
<TOTAL COSTS>                                              41236
<OTHER EXPENSES>                                           36201
<LOSS PROVISION>                                               0
<INTEREST EXPENSE>                                          6254
[INCOME-PRETAX]                                              484
[INCOME-TAX]                                                 191
[INCOME-CONTINUING]                                          293
[DISCONTINUED]                                                 0
[EXTRAORDINARY]                                                0
[CHANGES]                                                      0
[NET-INCOME]                                                 293
<EPS-BASIC>                                                  .01
[EPS-DILUTED]                                                .01
</TABLE


