Form 10-K
period 1999-03-31
PLAYERS INTERNATIONAL INC /NV/
filed 1999-06-22
CIK 796912

38



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                         _______________
                            FORM 10-K


    [X]  ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended March 31, 1999
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

   As  of  June  18,  1999, the aggregate  market  value  of  the
registrant's   Common  Stock  held  by  non-affiliates   of   the
registrants was not less than $180,000,000.

   As of June 18, 1999, there were 32,032,737 shares of the registrant's Common Stock outstanding.

  Documents Incorporated by Reference:

     None.

                             PART I
Item 1.   Business
_______   ________

General

     Players International, Inc. (the "Company") is a multi-jurisdictional gaming company with operations in Illinois, Louisiana, Missouri and Kentucky. The Company operates a cruising riverboat casino in Metropolis, Illinois, two cruising riverboat casinos in Lake Charles, Louisiana, two dockside riverboat casinos in Maryland Heights, Missouri and the Players Bluegrass Downs horse racetrack in Paducah, Kentucky. The Metropolis riverboat, which is the only riverboat operating in southern Illinois, attracts patrons from its target markets in Illinois, Indiana, Kentucky, Missouri and Tennessee. The Lake Charles riverboats serve the Houston, Texas and southwest Louisiana markets. The Company and Harrah's Entertainment, Inc. each operate two dockside riverboat casinos and jointly own a landside hotel and entertainment facility in Maryland Heights, Missouri. The Maryland Heights casino serves the St. Louis, Missouri market.

     The Company's marketing and operational strategy is designed to provide its guests with superior customer service and entertainment value for their gaming dollar and focuses on the more profitable, mid-level drive-in customers who live within a 150-mile radius of the Company's facilities. The Company's sites are conveniently located near frequently traveled interstate highways and have easy access and parking to satisfy the demands of local and frequent visitors. On-site customer service efforts are intended to establish personal relationships with patrons that result in ongoing loyalty to, and repeat patronage of, the Company's casinos. The Company has developed extensive employee training programs designed to improve customer service and better prepare its personnel to communicate with and reward its in-house guests. Player tracking systems record gaming activity and corresponding complimentary expenses in a player database from which each property targets its best players with special offers through cost effective direct mail programs.

      In February, 1999, the Company entered into a definitive agreement and plan of merger with Jackpot Enterprises, Inc. ("Jackpot"). Pursuant to the terms of the agreement, Jackpot will acquire the Company for $8.25 per share, consisting of $6.75 per share in cash and $1.50 in Jackpot's common stock, subject to adjustment under certain circumstances, for each share of the Company's outstanding common stock. The completion of the merger is subject to a number of conditions, including approval by the stockholders of both companies, receipt of all necessary regulatory approvals (including the approvals of the Illinois, Louisiana, Missouri and Kentucky gaming authorities) and the financing of the transaction. The merger is anticipated to close in the second half of calendar 1999.

Metropolis Operations

     The Metropolis facility commenced operations on February 23, 1993, and is the only riverboat casino operating in southern Illinois. The Company holds one of ten statutorily authorized gaming licenses in Illinois. Under Illinois law, licenses are renewed annually after the first three years of operation. The Metropolis gaming license was conditionally renewed for a one-year period in February, 1999, subject to the outcome of a special investigation. See "Gaming Regulation; Illinois Gaming Regulation" below.

     The Metropolis facility offers a four deck historical replica of a paddlewheel riverboat. The riverboat features a fully-equipped Las Vegas style casino that contains approximately 22,000 square feet of gaming space. The casino is equipped with 915 slot machines and 40 table games for a total of approximately 1,040 gaming positions as defined by Illinois regulation.

     The docking site at the Metropolis facility includes a dining and entertainment facility which was added in December, 1997. This 27,000 square foot barge has a tropical theme and offers a 300-seat buffet facility, a 140-seat fine dining facility, an entertainment lounge, a queuing and guest services area and a VIP area. The Metropolis facility has approximately 1,400 automobile and bus parking spaces.

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

Lake Charles Operations

     The Lake Charles facility commenced operations in the City of Lake Charles, Louisiana on December 8, 1993, with one riverboat casino, the Players Lake Charles Riverboat. In January, 1995, the Company acquired all interests in a partnership that owned another fully-equipped Las Vegas style riverboat casino, the Star Riverboat, which previously operated for one and one-half years on Lake Pontchartrain near New Orleans. The Company relocated the Star Riverboat to Lake Charles and reopened it in April, 1995. The Company presently holds two of a current maximum of fifteen statutorily authorized riverboat casino licenses in Louisiana. Under Louisiana law, licenses are initially issued for a term of five years and then considered for renewal annually thereafter. The initial Players Lake Charles Riverboat license was to expire on December 6, 1998, but was conditionally renewed, subject to a full suitability investigation and approval by the Louisiana Gaming Control Board, on October 20, 1998. The initial Star Riverboat license was to expire on August 9, 1998, but was conditionally renewed, subject to a full suitability investigation and approval by the Louisiana Gaming Control Board, on July 21, 1998. See "Gaming Regulation; Louisiana Gaming Regulation" below.

     The Players Lake Charles Riverboat and the Star Riverboat are docked at a common docking site. The Players Lake Charles Riverboat is a fully-equipped three deck Las Vegas style casino that has approximately 29,200 square feet of gaming space and is equipped with 947 slot machines and 60 table games for a total of approximately 1,300 gaming positions. The Star Riverboat is a fully-equipped three deck Las Vegas style casino that has approximately 21,730 square feet of gaming space and is equipped with 710 slot machines and 36 table games for a total of approximately 926 gaming positions. Both the Players Lake Charles Riverboat and the Star Riverboat operate staggered three-hour cruises up to 24 hours a day. While each riverboat is required by state law to cruise, the staggered cruise schedules allow the Company to offer patrons the equivalent of dockside gaming, since a riverboat is almost continually available for boarding by patrons at the docking site.

     The Lake Charles facility features a 60,000 square foot floating entertainment "Island." Riverboat casino passengers walk through the Island, which is connected to the Company parking garage by a covered walkway, to board the Players Lake Charles Riverboat and the Star Riverboat. The Island offers a tropical theme with lush foliage, waterfalls and rockscapes. The Island includes a gift shop, a 150-seat upscale restaurant, a 350-seat buffet restaurant, a 145-seat sports bar, and a 50-seat Asian restaurant. The Company also maintains a permanently moored barge of approximately 10,000 square feet adjacent to the Island, which houses an employee breakroom, administrative offices and mechanical rooms.

     In January, 1998, the Company acquired a 269-room hotel formerly operated as the Lake Charles Holiday Inn. This acquisition has allowed the Company to enhance its Lake Charles gaming operations by offering better quality hotel rooms as part of its marketing programs and increasing the length of stay of traveling patrons, thereby increasing traffic to the casinos. The hotel, which is located adjacent to the Company's Lake Charles property, is not operated as a Holiday Inn-franchised hotel. As a result of this acquisition and in response to a need for additional parking, the Company demolished the former Players Hotel to accommodate increased surface parking.

     Parking facilities at the Lake Charles facility consist of a 500 space, on-site multi-story parking garage, a 270-space surface parking area and several off-site surface parking facilities that provide approximately 900 additional automobile and bus parking spaces. Construction of approximately 250 additional paved surface parking spaces on the site of the former Players Hotel adjacent to the Island was substantially completed by Memorial Day weekend, 1999, with the balance of the work to be completed by the end of June, 1999.

     The City of Lake Charles and the surrounding area have a population of approximately 300,000 adults of legal gaming age within a 50-mile radius. The Lake Charles facility's primary market area also includes such population centers as Houston, Beaumont, Galveston, Orange and Port Arthur, Texas and Lafayette and Baton Rouge, Louisiana. Approximately 4.4 million adults of legal gaming age reside within 150 miles of the Lake Charles facility. The Lake Charles facility is situated immediately adjacent to U.S. Interstate 10 ("I-10") which connects Houston, Beaumont and Lake Charles and provides easy access to the casinos. The Lake Charles riverboats draw more than 70% of their patrons from Texas, due in large part to the current absence of legalized casino gaming in Texas. The facility faces direct competition from the Isle of Capri casino, situated approximately one mile from the Lake Charles facility, and the land-based Coushatta Indian casino situated in Kinder, Louisiana, approximately 35 miles away.

     Road construction is underway on I-10 near the Company's Lake Charles facility. The construction has resulted in lanes of I-10 being closed for periods of time, although the Company has been advised that, whenever possible, one eastbound lane and one westbound lane will remain open, permitting access to and from the casino. Traffic delays and inconvenience caused by road construction have negatively impacted patronage to the Company's facility and may continue to do so through, and perhaps beyond, the completion of this project. The first phase of I-10 road construction has been completed, and the second phase is expected to be completed by October 1, 1999.

      In April, 1997, a federal investigation of former Louisiana Governor Edwin Edwards, his son Stephen Edwards, Richard D. Shetler and others with respect to their involvement in the riverboat gaming industry and other matters became public. Upon learning of the investigation, the Company immediately began cooperating with the federal authorities. (Stephen Edwards is a former outside attorney and Richard D. Shetler is a former consultant to and lobbyist for the Company in Louisiana.) In August, 1998, the Company was advised in writing by the United States Attorney that neither the Company nor its current or former employees were subjects or targets of the federal investigation. On October 9, 1998, Richard D. Shetler pleaded guilty to conspiracy to commit extortion of the Company. On November 6, 1998, a grand jury of the United States District Court for the Middle District of Louisiana returned an indictment against Edwin Edwards, Stephen Edwards, and four other defendants for matters relating to the riverboat casino industry. The indictment charges Edwin Edwards and Stephen Edwards with extorting and conspiring to extort the Company in violation of the Racketeer Influenced Corrupt Organizations Act, or RICO Act, and interstate travel in aid of racketeering. On November 12, 1998, the defendants pleaded not guilty to the allegations set forth in the indictment. The Missouri Gaming Commission, the Illinois Gaming Board and the Louisiana Gaming Control Board are each aware of and are each investigating the involvement of the Company in the Shetler and Edwards cases to determine the suitability of the Company and its subsidiaries for continued licensure. See "Gaming Regulation" below. The Company has and will continue to cooperate with the gaming regulatory authorities in their investigations. To date, none of the gaming regulatory authorities has commenced any disciplinary action against the Company or any of its employees as a result of the Shetler and Edwards cases or other related matters. The Company is unable at this stage to determine the likely outcome of these gaming regulatory investigations or estimate the amount or range of potential loss, if any.

Maryland Heights Operations

     On March 11, 1997, the Company and Harrah's opened a riverboat casino entertainment facility in Maryland Heights,
Missouri, a suburb of St. Louis. The Maryland Heights facility offers four permanently moored, dockside riverboat casinos totaling approximately 120,000 square feet of gaming space. The four casinos at the Maryland Heights facility are permanently moored to a land-based 95,000 square foot entertainment facility, which has a turn-of-the-century St. Louis theme and includes retail shops, two 125-seat specialty restaurants (the Company and Harrah's each operate one of the specialty restaurants), a 540-seat buffet, a 125-seat entertainment lounge, a variety of retail stores, a child care facility, 10,000 square feet of convention/meeting space, a 9,000 square-foot sports bar and a 1,850 space parking garage and 2,650 surface parking spaces. The Maryland Heights facility also offers a 291-room hotel with 12 luxury suites. The hotel and the entertainment facility are referred to together as the landside facility.

     The Company and Harrah's each individually manage, operate and market two of the four permanently moored, dockside casinos pursuant to separate gaming licenses. The Company's Maryland Heights casinos have total gaming space of approximately 60,000 square feet and are equipped with, in the aggregate, 1,608 slot machines and 48 table games for a total of approximately 1,900 gaming positions. The Company's Maryland Heights casinos feature a tropical island theme with lush foliage, waterfalls and rockscape. In accordance with Missouri gaming regulations, one of the Company's two casinos remains open for patron boarding for a 45 minute period while the other casino is closed to boarding, and only one casino facility is open for boarding at any given time. Only one of the Harrah's casinos at the Maryland Heights Facility is likewise open for boarding at any given time. The Company's Maryland Heights casinos pay Harrah's a ground lease payment based upon a percentage of their annual net gaming revenue.

     Both the Company and Harrah's are 50% owners of the Maryland Heights joint venture, the entity which (i) owns the Maryland Heights entertainment facility and the Maryland Heights hotel and
(ii) owns the dockside barges that house each of Harrah's and the Company's casino operations at the Maryland Heights facility. Under the agreement governing the Maryland Heights joint venture, each of the Company and Harrah's (i) is entitled to 50% of all profits, and is responsible for 50% of all losses, from the landside properties (excluding profits and losses from each entity's separately operated specialty restaurant), (ii) was responsible for the fit-out, furnishings and equipment at its own specialty restaurant and casinos, and (iii) derives all profits, and is responsible for all losses, from its separately operated specialty restaurant and casinos.

     Pursuant to a separate management agreement, an affiliate of Harrah's manages the Maryland Heights hotel and the Maryland Heights entertainment facility, with the exception of the Company's specialty restaurant and retail space. The management agreement has a basic term that expires on December 31, 2005, with fourteen renewal terms of five years each.

     The Maryland Heights facility is strategically located to attract patrons from a local population base of approximately 2.3 million in the greater St. Louis metropolitan region. The site features easy accessibility, a high level of drive-by traffic, and is located adjacent to the Riverport Amphitheater, which currently attracts 500,000 visitors per year.

     The Company maintains separate riverboat casino licenses, issued by the Missouri Gaming Commission, for each of its two casinos. The licenses were renewed effective March 11, 1999, for terms of two years. See "Gaming Regulation; Missouri Gaming Regulation" below. Missouri gaming regulations limit patron gaming to $500 per two hour cruise session. In addition, while the Company's two riverboat casinos are permanently moored, state law requires the Company to simulate two hour cruises.

Players Bluegrass Downs Operations

     Players Bluegrass Downs, a racetrack located in Paducah, Kentucky, was acquired by the Company in 1993 and holds live racing meets each fall as well as year-round simulcasting of horse racing events. During the year when live race meets are not scheduled, the racetrack facilities are leased for special events and activities. During fiscal 1999, the Company began operating Players Bluegrass Downs as a harness racetrack and discontinued the thoroughbred racing that previously had been conducted.

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

     The  Metropolis facility's closest gaming competitor is  the
City of Evansville riverboat casino, located approximately 110 miles away in Evansville, Indiana. Another competing riverboat casino, the City of Caruthersville, operates in Caruthersville, Missouri, which is approximately 120 miles southwest of the Metropolis facility. Caesars opened the Glory of Rome riverboat casino in November, 1998, in Corydon, Indiana, across from Louisville, Kentucky, approximately 200 miles from Metropolis, and has announced plans for a hotel and other resort facilities at that location. While to date the Caesar's facility has had limited direct impact on Metropolis, the introduction of additional capacity could intensify competition among existing gaming operators in southern Illinois and Indiana for patrons residing in common shared outer markets, specifically patrons residing in Tennessee. The Metropolis facility faces further competition as additional riverboats become licensed in southern Indiana and Missouri. Metropolis also experiences significant competition for Tennessee patrons, as well as some Illinois and Missouri patrons, from ten dockside casinos in Tunica, Mississippi. Casinos operating in Tunica, Mississippi enjoy a competitive advantage over the Company's Metropolis facility since they offer permanently moored, dockside facilities while the Company's riverboat is currently required to cruise by state law.

     The Lake Charles facility faces direct competition from Isle of Capri, which opened with one Las Vegas style riverboat casino on July 29, 1995, in Westlake, Louisiana, approximately one mile from the Company's facility. In May, 1996, the Isle of Capri opened a 105,000 square foot pavilion which offers a 489-seat buffet, a live entertainment facility, retail operations and a 1,400 space parking garage. In July, 1996, the Isle of Capri opened a second Las Vegas style riverboat casino. The first of the Isle of Capri's two riverboat casinos presently offers approximately 24,700 square feet of gaming space with 892 slot machines and 43 table games, while the other riverboat casino offers approximately 24,200 square feet of gaming space with 944 slot machines and 48 table games. A 241-room hotel and a restaurant constructed by Isle of Capri opened in September, 1997. Construction of a 250-room deluxe hotel, at a cost of approximately $35 million, has also been announced. Eastbound travelers from Texas and western Louisiana on Interstate 10 are able to access the Isle of Capri prior to reaching the Company's facility.

     The Lake Charles facility also faces direct competition from the land-based Coushatta Indian casino facility in Kinder, Louisiana. The Coushatta facility, which opened in January, 1995, and expanded in August, 1995, is a Las Vegas style casino that currently offers approximately 100,000 square feet of gaming space, 3,000 slot machines and 75 table games. Grand Casinos, Inc. manages the facility, which also includes a buffet, an upscale restaurant and a 200-pad RV park. The facility also includes a 260-room hotel and an event center. Two additional restaurants are expected to open in the summer of 1999. Plans for construction of a golf course and an additional 400-room hotel have also been announced. In addition to the Coushatta facility, the Lake Charles facility competes to a lesser degree with riverboat operators in Baton Rouge, approximately 125 miles east of Lake Charles, the New Orleans area, approximately 200 miles east of Lake Charles, and the Shreveport/Bossier City area, which is approximately 180 miles north of Lake Charles.

     In the 1997 Regular Session of the Louisiana Legislature, a law was passed authorizing the operation of slot machines at three horse racing tracks in Louisiana, including a racetrack situated in Calcasieu Parish (the same Parish as the Company's Lake Charles facility), Delta Downs. Under the law, before slot machines can be operated at Delta Downs (i) voter approval is required through a local referendum election in Calcasieu Parish and (ii) companion legislation must be passed by the Louisiana Legislature to establish the tax rate to be levied on slot machine revenues. In the Fall of 1997, voters in Calcasieu Parish voted not to authorize the operation of slot machines at Delta Downs. In addition, the Louisiana Legislature, in its 1998 Fiscal Session, failed to pass the required companion tax legislation. However, the law provides that another local referendum may be conducted every two years, and companion tax legislation may be considered in any future session of the Louisiana Legislature.

     The Company's Maryland Heights casinos compete with all of the gaming operators in the greater St. Louis market, including the Company's joint venture partner, Harrah's; the nearby St. Charles Station in St. Charles, Missouri; the President Riverboat in downtown St. Louis, Missouri; the Alton Belle in Alton, Illinois; and the Casino Queen in East St. Louis, Illinois. The riverboats operated by the Company's joint venture partner, Harrah's, have a total of 1,676 slot machines and 48 table games. The President facility operates a single gaming facility with 1,230 slot machines and 62 table games. The St. Charles facility consists of two riverboat gaming facilities with 1,860 slot machines and 76 table games. Additionally, St. Charles has announced a $190 million expansion project, for which construction has been temporarily halted. Casino Queen operates a single riverboat with 1,066 slots and 64 table games. Alton Belle has 700 slots and 32 table games. As Illinois operators, neither the Casino Queen nor the Alton Belle are subject to the same loss limits per passenger imposed in Missouri. The Company's Maryland Heights casinos may compete with additional riverboats in the St. Louis metropolitan area to the extent that additional licenses, if any, are granted by the Missouri Gaming Commission.

Employees

     As of June 12, 1999, the Company had approximately 3,500 employees, including 817 employed in Metropolis, 1,580 employed in Lake Charles, 985 employed in Maryland Heights, 42 employed at Players Bluegrass Downs and 34 employed in the Company's corporate and administrative offices. In Lake Charles, the Company also contracts with a third party for its maritime operations (approximately 89 employees) and its valet operations (approximately 90 employees). The Company believes its relations with its employees are generally good.

Gaming Regulation

     The Company is subject to state and Federal laws which regulate businesses generally and the gaming business specifically. Below is a description of some of the more significant regulations to which the Company is subject. All laws are subject to change and different interpretations. This is especially true with respect to current laws regulating the gaming industry, since in many cases these laws and the regulatory agencies applying them are relatively new. Changes in laws or their interpretation may result in the imposition of more stringent, burdensome and expensive requirements, or the outright prohibition of an activity.

Illinois Gaming Regulation

       The Riverboat Gambling Act of Illinois (the "Illinois Riverboat Act") currently authorizes a five-member Illinois Gaming Board to issue up to ten riverboat gaming licenses. Nine licensees are currently operating in Illinois. A tenth license was not renewed by the Board. The status of this license renewal remains pending until final action by the Board after administrative procedures are completed. On May 25, 1999, the Illinois General Assembly passed legislation to allow dockside gaming, to remove the Cook County site prohibition and relocate the tenth license there and to allow licensees to have more than 10% ownership in a second license, among other changes. This legislation is subject to the approval of the Governor. Each owner's license entitles the licensee to own and operate up to two riverboats (with a combined maximum of 1,200 "gaming positions," as such term is defined under Illinois law) and equipment thereon from a specified dock site. The duration of the license initially runs for a period of three years. Thereafter, the license is subject to renewal on an annual basis upon, among other things, a determination by the Illinois Gaming Board that the licensee continues to meet all of the requirements of the Illinois Riverboat Act and the Illinois Gaming Board's Rules, including continued suitability of the licensee, parent/holding company and key persons in light of their conduct in other jurisdictions. The Illinois Gaming Board issued an owner's license to a wholly-owned subsidiary of the Company for its Metropolis facility in February, 1993. All licensees have a continuing duty to maintain suitability for licensure. The Illinois Riverboat Act and Illinois Gaming Board Rules grant the Illinois Gaming Board extensive jurisdiction and specific powers and duties for the purposes of administering, regulating and enforcing the system of riverboat gaming. These powers are far reaching and include the power to limit, proscribe or effectively rescind the payment of dividends or the repayment of indebtedness to the Company in certain circumstances, including any adverse financial condition, default, non-compliance or insolvency of the Company or any of its subsidiaries. The Illinois Gaming Board may revoke, suspend or place conditions on licenses or fine licensees, in any case as the Illinois Gaming Board may see fit and in compliance with applicable laws of the State of Illinois regarding administrative procedures and may suspend an owner's license, without notice or hearing, upon a determination that the safety or health of patrons or employees is jeopardized by continuing a riverboat's operation. The suspension may remain in effect until the Illinois Gaming Board determines that the cause for suspension has been abated. The Illinois Gaming Board may revoke the owner's license upon a determination that the owner has not made satisfactory progress toward abating the hazard.

     A holder of an owner's license is required to obtain all licenses from the Illinois Gaming Board necessary for the operation of a riverboat, including a liquor license, a license to prepare and serve food, and all other necessary licenses. All sales, use, occupation and excise taxes which apply to food and beverages apply to sales aboard riverboats. All riverboats must be accessible to disabled persons, must be either a replica of a 19th century Illinois riverboat or be of a casino cruise ship design, and must comply with applicable Federal and state laws, including U.S. Coast Guard regulations. A person employed at a riverboat gaming operation must hold an occupation license from the Illinois Gaming Board, which permits the holder to perform only activities included within such holder's level of occupation license or any lower level of occupation license. The Illinois

Gaming Board also requires that officers, directors and other key persons of a gaming operation be licensed. In addition, a riverboat licensee can purchase or lease gaming equipment or supplies only from a supplier who has been issued a supplier's license by the Illinois Gaming Board. As a condition to maintaining an owner's license, the licensee must, among other things, submit detailed financial information and other information to the Illinois Gaming Board including an annual audit by an independent certified public accountant, selected by the Administrator of the Illinois Gaming Board, of the financial transactions and conditions of the total operations of a holder of an owner's license, including the condition of the licensee and its internal control system. The holder of an owner's license must prepare and send to the Administrator, and the independent certified public accountant selected by the Administrator, a written response to issues raised by such accountant's reports on: (i) the procedures required to be performed by such accountant on a quarterly basis with respect to certain aspects of the licensee's operations; and (ii) the annual audit referred to above. Among other continuing obligations, the holder of an owner's license has a duty to promptly disclose any material changes in the information it provides to the Illinois Gaming Board. The holder of an owner's license must report promptly to the Administrator of the Illinois Gaming Board any facts which the holder has reasonable grounds to believe indicate a violation of law (other than minor traffic violations), an Illinois Gaming Board Rule, or a holder's internal controls committed by suppliers or licensed employees including, without limitation, the performance of licensed activities different than those permitted under their license. The duty to disclose changes in information previously provided to the Illinois Gaming Board continues throughout the period of licensure. A duty exists to promptly disclose the identity of a compensated agent acting on behalf of the holder of an owner's license with regard to action by the Illinois Gaming Board. A holder of an owner's license is subject to the imposition of fines, suspension or revocation of its license for any act or failure to act on the part of the licensee or its agents or employees that is injurious to the public health, safety, morals, good order or general welfare of the people of the State of Illinois or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois, including, without limitation: (i) failing to comply with or make provision for compliance with applicable legal requirements including the Illinois Riverboat Act, the rules promulgated thereunder or any other applicable Federal, state or local law or regulation or order or failure by the holder of an owner's license to comply with or make provisions for complying with the holder's internal controls; (ii) failing to comply with any rule, order or ruling of the Illinois Gaming Board or its agents pertaining to gaming; (iii) receiving goods or services from a person or business entity which does not hold any required supplier's license; (iv) being suspended or ruled ineligible for a gaming license or having a gaming license revoked or suspended in any state or gaming jurisdiction; (v) associating with, either socially or in business affairs, or employing persons of notorious or unsavory reputation or who have extensive police records or who have failed to cooperate with any officially constituted investigatory or administrative body, if public confidence and trust in gaming would thereby be adversely affected; and (vi) employing in any Illinois riverboat gaming operation any person known to have been found guilty of cheating or using any improper device in connection with any game. The Illinois Gaming Board has taken the position that conduct that may not violate a statute or rule in other jurisdictions may nevertheless be grounds for revocation, suspension, disciplinary fines and/or failure to renew a license in Illinois.

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

     Effective January 1, 1998, the Illinois Riverboat Act enacted a graduated wagering tax, from 15% to 35% of adjusted gross receipts from gaming. The tax is calculated at the following rates per calendar year: 15% up to and including $25 million;  20%  in  excess of $25 million but  not  exceeding  $50 million;  25%  in  excess of $50 million but  not  exceeding  $75 million; 30% in excess of $75 million but not exceeding $100 million; and 35% in excess of $100 million. The tax imposed is to be paid by the licensed owner to the Illinois Gaming Board on the day after the gaming day when the wagers were made. Prior to 1998, the wagering tax rate was a flat 20% of adjusted gross receipts from gaming. The Illinois legislation also requires that licensees pay a $2.00 admission tax for each person admitted to a gaming cruise.

     An ownership interest in a business entity (other than a publicly traded corporation) which has an interest in a holder of an owner's license may only be transferred or pledged as collateral with the permission of the Illinois Gaming Board. Any person or entity who or which, individually or in association with others, acquires directly or indirectly, beneficial ownership of more than 5% of any class of voting securities or non-voting securities convertible into voting securities of a publicly traded corporation which holds an ownership interest or a beneficial interest in the holder of an owner's license is required to file a Personal Disclosure Form 1. The Illinois Gaming Board, however, takes the position that it may require any individual or entity seeking a transfer of an ownership interest in an owner's license to file a Personal Disclosure Form 1 and the Business Entity Form 1. The Personal Disclosure Form 1 and the Business Entity Form 1 form the basis of investigation by the Illinois Gaming Board to determine suitability of the person or entity seeking transfer of an ownership interest. If the Illinois Gaming Board denies an application for such a transfer, commencing as of the date the Illinois Gaming Board issues a notice that it denies such application, it will be unlawful for such applicant to receive any dividends or interest on his shares, to exercise, directly or indirectly, any right conferred by such shares, or to receive any remuneration from any person or entity holding any license under the Illinois Riverboat Act for services rendered. If the Illinois Gaming Board denies an application for such a transfer and if no hearing is requested or if the Illinois Gaming Board issues a final order of disqualification, the holder of an owner's license shall purchase all of the disqualified person's or entity's shares at the lesser of either the market price or the purchase price for such shares. A holder of an owner's license can only make distributions to stockholders to the extent such distributions wold not impair the financial viability of the gaming operation. Factors to be considered should include, but not be limited to, the following:
(i) working capital requirements; (ii) debt service requirements;
(iii) repairs and maintenance requirements; and (iv) capital expenditure requirements.

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

     The Illinois Gaming Board renewed the gaming license for the Company's Illinois subsidiary which operates the Metropolis facility on February 16, 1999, but, as a condition of renewal of the license, commenced a special investigation pursuant to Illinois Gaming Board Rule Section 3000.155 regarding the Shetler and Edwards cases in Louisiana. The purpose of the special investigation is to determine whether the Company and certain key persons of its Illinois subsidiary can demonstrate their continued suitability in light of the Shetler and Edwards cases in Louisiana. The Illinois Gaming Board, in deciding upon the Illinois subsidiary's license renewal, did not waive or in any way limit its ability to revoke, not renew or otherwise take action against the Company's owner's license due to conclusions reached as a result of the special investigation.

Louisiana Gaming Regulation

     In July, 1991, the Louisiana legislature adopted legislation permitting riverboat casinos on certain rivers and waterways in Louisiana (the "Riverboat Act"). In addition to riverboat casinos, there are many other forms of legalized gaming in Louisiana including the lottery, racetracks and video lottery terminals ("VLTs") at various types of facilities in the state, including bars, truckstops, racetracks and off-track betting parlors.

     The Riverboat Act authorizes the issuance of up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish. Pursuant to legislation passed in a Special Session of the Louisiana Legislature in March, 1996, authority to supervise riverboat gaming activities is vested in the Louisiana Gaming Control Board, the successor regulatory agency to the Louisiana Riverboat Gaming Commission. The Louisiana Gaming Control Board, by regulation, has delegated certain responsibilities relating to investigations, issuance and renewal of certain licenses and permits, audits and enforcement of Louisiana riverboat gaming laws to the Riverboat Gaming Enforcement Division of the Louisiana State Police (the "Louisiana Enforcement Division"). The Louisiana Enforcement Division has broad powers over licensees and such powers, together with the provisions of the Riverboat Act, could operate to limit, proscribe or effectively rescind the payment of dividends or the repayment of indebtedness to the Company in certain circumstances, including any adverse financial condition, default, non-compliance or insolvency of any subsidiary or the Company.

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

     Certain persons affiliated with a riverboat gaming licensee, including directors and officers of the licensee, directors and officers of any holding company of the licensee involved in gaming operations, persons holding 5% or greater interests in the licensee, and persons exercising influence over a licensee, including key gaming employees ("Affiliated Gaming Persons"), are subject to the application and suitability requirements of the Riverboat Act and the rules and regulations adopted pursuant thereto ("Louisiana Gaming Law") and approval by the Louisiana Gaming Control Board.

     The Louisiana Gaming Law specifies certain restrictions and conditions relating to the operation of riverboat gaming, including the following: (i) gaming is not permitted while a riverboat is docked, other than the forty-five minutes between excursions, and during times when dangerous weather or water conditions exist; (ii) each round-trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (iii) agents of the Louisiana Gaming Control Board and the Louisiana Enforcement Division are
permitted   on  board  at  any  time  during  gaming  operations;
(iv) gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers; (v) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (vi) gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair or storage of such equipment;
(vii) wagers may be received only from a person present on a licensed riverboat; (viii) persons under 21 are not permitted in designated gaming areas; (ix) except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat; (x) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (xi) licensees must have adequate protection and indemnity insurance; (xii) licensees must have all necessary Federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and
(xiii) gaming may only be conducted in accordance with the terms of the license and the Louisiana Gaming Law.

     An initial license to conduct riverboat gaming operations is valid for a term of five years, with annual renewals thereafter. A subsidiary of the Company was issued an initial operator's license by the Louisiana Enforcement Division for the Players Lake Charles Riverboat on December 6, 1993. Another subsidiary of the Company holds an operator's license for the Star Riverboat (which was acquired by the Company in 1995) which was issued on August 9, 1993. The Louisiana Gaming Law provides that a renewal application for each one year period succeeding the initial five year term of the operator's license must be made to the Louisiana Enforcement Division. The application for renewal consists of a statement under oath of any and all changes in information, including financial information, provided in the previous application. The Louisiana Gaming Control Board conditionally renewed the Star Riverboat license on July 21, 1998 and the Players Lake Charles Riverboat license on October 20, 1998, in each case subject to full suitability investigation and approval.

     As part of that investigation, the Louisiana Gaming Control Board is conducting an investigation of the suitability of the Company in light of the Shetler and Edwards cases. If the Louisiana Gaming Control Board determines to do so, it has the authority to take disciplinary action against the Company and seek sanctions, including license revocation. While the Company is prepared to vigorously defend any disciplinary action that may be commenced, no assurances can be given that the Louisiana Gaming Control Board will not take disciplinary action against the Company or impose sanctions upon the Company, either before or after the Jackpot merger is approved, or that the Louisiana Gaming Control Board will approve the Jackpot merger.

     The transfer of a license or permit is prohibited and the transfer of an interest in a license or permit is prohibited absent prior approval. The sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition (a "Transfer") by any person of securities which represent 5% or more of the total outstanding shares issued by a corporation that holds a license is subject to prior approval by the Louisiana Gaming Control Board. A security issued by a corporation that holds a license must generally disclose these restrictions. Prior approval of the Louisiana Gaming Control Board is required for the Transfer of any ownership interest of 5% or more in any non-corporate licensee or for the Transfer of any "economic interest" of 5% or more in any licensee or Affiliated Gaming Person. An "economic interest" is defined for purposes of a Transfer as any interest whereby a person receives or is entitled to receive, by agreement or otherwise, a profit, gain, thing of value, loan, credit, security interest, ownership interest or other economic benefit.

     Riverboat gaming licensees and their Affiliated Gaming Persons are required to notify the Louisiana Gaming Control Board 60 days prior to the receipt by any such persons of any loans or extensions of credit, or modifications thereof on behalf of the licensees. The Louisiana Gaming Control Board is required to investigate the reported loan, extension of credit or modification thereof and to determine whether an exemption exists from the requirement of prior written approval and, if no exclusion applies, to either approve or disapprove the transaction. If disapproved, the transaction cannot be entered into by the licensee or Affiliated Gaming Person. The Company is an Affiliated Gaming Person of its Louisiana subsidiaries that are the licensees of the Players Lake Charles Riverboat and the Star Riverboat.

     Fees for conducting gaming activities on a riverboat include: (i) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter; (ii) 18 1/2% of net gaming proceeds; plus (iii) certain investigative costs.

      The Company reached an agreement with the City of Lake Charles (the "City") both to settle litigation and to establish a permanent method of calculating the City admission fee on Players' riverboats. Under the new agreement, which commenced March 1, 1998, the payments to the City will be calculated as a percentage of gaming revenue in lieu of a passenger admission fee. In addition, the settlement calls for a payment of $544,000 per year for ten years. The present value of the fixed annual payments, including expenses, was accounted for as a one-time charge of $4.2 million in the fourth quarter of 1998.

     In the 1996 Special Session of the Louisiana Legislature, legislation was enacted providing for local option elections in November, 1996, on a parish-by-parish basis which gave voters in communities across the state the opportunity to decide the fate of certain forms of gaming in their parishes. In Calcasieu Parish, where the Company's Lake Charles facility is located, the referendum determined whether VLTs and riverboat gaming would continue to be permitted. In November, 1996, voters in Calcasieu Parish voted favorably to permit the continuation of both forms of gaming. Another election requested by petition in Calcasieu Parish on the issue of continuation of riverboat gaming cannot be held for at least three years following an earlier election concerning that issue.

     In the 1996 Special Session, legislation was also enacted placing a constitutional amendment on the October, 1996, election ballot to limit the expansion of gaming in Louisiana. In October, 1996, voters favorably passed the constitutional amendment. The constitutional amendment requires local option elections before new forms of gaming can be brought into a parish. The measure also requires a local option referendum before a riverboat can move into a parish that has not already authorized riverboat gaming. In the 1997 Regular Session of the Louisiana Legislature, a law was passed authorizing the operation of slot machines at three horse racing tracks in Louisiana, including Delta Downs, a racetrack situated in Calcasieu Parish (the same Parish as the Company's Lake Charles facility). Under the law, before slot machines can be operated at Delta Downs both voter approval is required through a local referendum election in Calcasieu Parish and the passage of companion legislation by the Louisiana Legislature to establish the tax rate to be levied on slot machine revenues. In the Fall of 1997, voters in Calcasieu Parish voted not to authorize the operation of slot machines at Delta Downs. In addition, the Louisiana Legislature, in its 1998 Fiscal Session, failed to pass the required companion tax legislation. However, the law provides that another local referendum may be conducted every two years, and companion tax legislation may be considered in any future session of the Louisiana Legislature.

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

     The Missouri Gaming Act calls for licensure of casino operators (Class A license), suppliers and gaming-related occupations. On March 11, 1997, a subsidiary of the Company received two licenses in Maryland Heights to operate its two permanently moored riverboat casinos. In addition, the Maryland Heights Joint Venture was issued four Class A licenses, one for each of the four riverboat casinos permanently moored at Maryland Heights, Missouri.

     The Missouri Gaming Act provides a maximum loss limit of $500 per individual player per gaming excursion. Gaming excursions are required by regulation to be no less than two hours and no more than four hours in duration. Excursion gaming boats are required to cruise, unless the Missouri Gaming Commission determines under applicable criteria to permit gaming at a continuously docked boat. Such criteria include, among other items, danger to the boat's passengers because of the location of the dock or excursion cruising conditions, disruption of interstate commerce, violation of another state's laws or Federal law, or possible interference with railway or barge transportation. On March 11, 1997, the Missouri Gaming Commission authorized the Company's Maryland Heights casinos to remain continuously docked at its present Maryland Heights location. In accordance with Missouri gaming regulations, one of the Company's two casinos is open for patron boarding at different times than the other Players casino, so that only one of the Company's casino is boarding at any given time. Harrah's casinos at the Maryland Heights facility operate in a similar manner.

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

     The Missouri Gaming Act directly subjects the gaming enterprises to various Missouri taxes. An admission fee of $2.00 per ticket per excursion must be paid to the Missouri Gaming Commission. Licensees may charge any admission fee they desire. Gaming enterprises in Missouri are also subject to an "adjusted gross receipts tax" equal to 20% of the gross receipts from licensed gaming games and devices less winnings paid to wagerers. Licensees are subject to all other income taxes, sales taxes, earnings taxes, use taxes, property taxes or any other tax or fee levied by local, state or Federal governments.

     Transfer of a Class A gaming license (the type of license obtained in connection with the operation of the Maryland Heights facility) is not permitted without approval of the Missouri Gaming Commission, nor may such interests be pledged as collateral without the approval of the Missouri Gaming Commission. No transfer of an interest of 5% or greater, directly or indirectly, in a publicly traded company holding a Class A license may occur without notice to the Missouri Gaming Commission. Additionally, the Missouri Gaming Commission may require a licensee to maintain cash or cash equivalents, in an amount sufficient to protect patrons against defaults in gaming debts owed by the licensee. Application fees are based upon costs of investigation and approval of licenses. The minimum nonrefundable application fee is $50,000. Initial Class A licenses are granted for a term of one year, with one 1-year renewal. License renewals are thereafter granted for a term of two years. The annual fee for licensure is $25,000.

     On February 23, 1999, the Missouri Gaming Commission renewed the two riverboat casino licenses of the Company for terms of two years effective March 11, 1999. The Missouri Gaming Commission is conducting an investigation of the suitability of the Company in light of the Shetler and Edwards cases. If the Missouri Gaming Commission determines to do so, it has the authority to take disciplinary action against the Company and seek sanctions, including license revocation. While the Company is prepared to vigorously defend any disciplinary action that may be commenced, no assurances can be given that the Missouri Gaming Commission will not take disciplinary action against the Company or impose sanctions upon the Company, either before or after the Jackpot merger is approved, or that the Missouri Gaming Commission will approve the Jackpot merger.

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

National Gambling Impact Study Commission

     In   August,  1996,  President  Clinton  signed  legislation
creating the National Gambling Impact Study Commission (the "NGISC") to study the economic and social impact of all forms of gambling in the United States. The NGISC is composed of both individuals who are associated with the gaming industry and individuals opposed to it. The NGISC commenced its hearings in June, 1997, and issued its report in June, 1999. The recommenda-tions from this report, which are non-binding, were generally considered neutral with respect to their impact on gaming. However, it is possible that legislation could develop as a result of this report which, if enacted into law, could adversely impact the gaming industry and have a material adverse effect on the Company's business or results of operations.

U.S. Coast Guard

     Each cruising riverboat also is regulated by the U.S. Coast Guard, whose regulations affect boat design and stipulate on-board facilities, equipment and personnel (including requirements that each vessel be operated by a minimum complement of licensed personnel) in addition to restricting the number of persons who can be aboard the boat at any one time. All vessels operated by the Company must hold, among other things, a valid Certificate of Inspection and a valid Certificate of Documentation. Loss of either Certificate would preclude a vessel's use as an operating riverboat. Cruising vessels such as those operated by the Company must be inspected every five years at a U.S. Coast Guard-approved dry-dock facility, which could cause a temporary loss of service that could last one month or longer, unless the U.S. Coast Guard determines that an alternative to drydocking is acceptable. The next such inspection is scheduled to occur in the Fall of 2000 for the Metropolis Riverboat, the Fall of 2000 for the Players Lake Charles
Riverboat and the Fall of 2003 for the Lake Charles Star Riverboat. Less stringent rules apply to permanently moored vessels such as the dockside barges used by the Company in Maryland Heights, Missouri. The Company believes that these regulations, and the requirements of operating and managing cruising gaming vessels generally, make it more difficult to conduct riverboat gaming than to operate land-based casinos.

     Employees of navigable vessels, even those who have nothing to do with the actual operation of the vessel, such as dealers, cocktail hostesses and security personnel, may be able to claim the benefit of seamen status under the Jones Act, 46 U.S.C. 688 et seq., which, among other things, provides such employees with a claim for negligence against the employer for injuries sustained in the course of their employment and exempts those employees from state limits on worker's compensation awards. The Company believes that it has adequate insurance to cover employee claims.

Shipping Act of 1916

     In order for the Company's vessels to have United States flag registry, the Company must maintain "United States citizenship" as defined in the Shipping Act of 1916, as amended (the "Shipping Act"), and other applicable statutes. A corporation operating any vessel between points within the United States, such as the Company, is not considered a United States citizen unless, among other things, United States citizens own 75% of its outstanding capital stock.

Company Repurchase Rights with Respect to Company Securities

     There are various regulations on the ownership of the Company's common stock. The Company's articles of incorporation provide that if any governmental commission, regulatory authority, entity, agency or instrumentality (collectively, an "Authority") having jurisdiction over the Company or any affiliate of the Company or that has granted a license, certificate of authority, franchise or similar approval (collectively, a "License") to the Company or any affiliate of the Company, orders or requires any stockholder to divest any or all of the shares of the Company common stock (or options, convertible securities or warrants to purchase common stock (collectively, together with common stock, "Securities")) owned by such stockholder (a "Divestiture Order") and the stockholder fails to do so by the date required by the Divestiture Order (unless the Divestiture Order is stayed), The Company will have the right to acquire the Securities from the stockholder that the stockholder failed to divest as required by such Divestiture Order. If, after reasonable notice and an opportunity for affected parties to be heard, any Authority determines that continued ownership of the Company's Securities by any stockholder shall be grounds for the revocation, cancellation, non-renewal, restriction or withholding of any License granted to or applied for by the Company or any affiliate of the Company, or shall be grounds for limiting the activities of such entity, such stockholder shall divest the Securities that provide the basis for such determination, and if such stockholder fails to divest Securities within 10 days after the date the Authority's determination becomes effective (unless the determination is stayed), the Company shall have the right to acquire such Securities from the stockholder. If the Company determines that persons who are not citizens of the United States as determined under the Shipping Act or other applicable statutes own more than 25% of the Company outstanding common stock, the Company may require the foreign citizen(s) who most recently acquired the shares that bring total foreign citizen ownership to more than 25% of the outstanding common stock to divest the excess shares to persons who are United States citizens. If the foreign citizen(s) so directed fail to divest the excess shares to United States citizens within 30 days after the date on which the

Company gives a written notice to the foreign citizen(s) to divest the excess shares, the Company shall have the right to acquire the shares that the foreign citizen(s) failed to divest as required by the Company's notice.

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

Forward Looking Information

      Certain information included in this section and elsewhere in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the
Securities   Act  of  1933,  as  amended.   Such  forward-looking
statements   address,  among  other  things,  the  approval   and
subsequent closing of the merger between the Company and Jackpot,
the  effects  of  competition,  the  resolution  of  pending   or
threatened litigation or regulatory proceedings, plans for future riverboat hull inspections, I-10 road construction in Lake
Charles,   dockside   gaming  in  Illinois,   the   bill-to-meter
initiative in Missouri, regulatory approval of the Patron Fee Buy-Out Agreements, Year 2000 compliance efforts and costs, future borrowing and capital costs, plans for future expansion and property enhancements, business development activities, capital expenditure programs and requirements, financing sources and the effects of legislation and regulation (including possible gaming legislation, gaming licensure and regulation, state and local regulation, tax regulation, and the potential for regulatory
reform).   Forward looking statements can generally be identified
by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. See Item 7: "Management's Discussion and Analysis of Financial
Condition   and  Results  of  Operation".   Such  forward-looking
information   is  based  upon  management's  current   plans   or
expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions, and the Company's future financial condition and results of operations. These uncertainties and risks include, but are not limited to, those relating to the approval and subsequent closing of the merger between the Company and Jackpot, those relating to conducting operations in an increasingly competitive
environment,  conducting  operations  at  a  newly  or   recently
developed site or in a jurisdiction for which gaming has recently been permitted, changes in state and local laws and regulations,
development  and  construction  activities,  leverage  and   debt
service requirements (including sensitivity to fluctuation in interest rates), general economic conditions, the results of various gaming regulatory authorities' investigations as to the Company's suitability for continued licensure, the U.S. Coast
Guard's   acceptance  of  underwater  hull  inspections   as   an
alternative to dry docking and inspection, changes in federal and state tax laws, the disruption to Lake Charles operations caused by road construction, the approval of bill-to-meter initiative in Missouri, dockside gaming in Illinois, regulatory approval of the Patron Fee Buy-Out Agreements, Year 2000 compliance efforts and costs, action taken under applications for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and regulations), and the legalization of gaming in certain jurisdictions. As a consequence, current plans, anticipated actions, and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company and no assurance can be given that such statements will prove to be correct.

Item 2.   Properties
_______   __________

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

     The Ohio River occasionally overflows its banks at the Metropolis facility, most often during late winter and early spring. Such flooding may cover a portion of the Company's closest parking location, although the Company believes that it still has adequate available parking within reasonable walking distance of its landing during typical flooding periods. If flooding is especially severe, it may be impractical for passengers to board the riverboat at its normal dock site. The Company has developed an emergency plan that would permit gaming activities to continue in such circumstances. Any use of an alternate landing because of flooding may result in some loss of service.

Lake Charles, Louisiana

     On August 16, 1995, the Company entered into an agreement with the Beeber Corporation ("Beeber") to purchase the former Players Hotel and approximately three acres of real estate comprising the landside facility for the Players Lake Charles Riverboat and the Star Riverboat. Under this agreement, as amended, the Company paid a total consideration of $6.7 million. As additional consideration, the Company was required to continue making certain payments to Beeber and a third party, which payments were related to a lease agreement dated May 19, 1993 between the Company and Beeber, as amended. In furtherance of this arrangement, the Company and such parties entered into an agreement, dated July 27, 1995, whereby the Company became obligated to pay a total of $2.95 for each passenger who patronizes the Company's Lake Charles riverboats, subject to certain conditions (the "Patron Fee"). Subsequently, rights to receive a portion of the Patron Fee were assigned to certain individuals, with the Company's permission and in accordance with the provisions of the said agreement.

     Pursuant to the terms of two agreements (the "Patron Fee Buy-Out Agreements"), each dated as of March 1, 1999, with Beeber (together with certain individuals affiliated with Beeber) and Karl Boellert ("Boellert"), respectively, the Company has agreed to acquire those portions of the Patron Fee owned by Beeber and Boellert, such portions together comprising approximately 48% of the Company's total Patron Fee payment obligation. Under the Patron Fee Buy-Out Agreements, the Company is obligated to pay approximately $16.8 million (subject to adjustment as provided in the respective Patron Fee Buy-Out Agreements), in the aggregate, for the portions of the Patron Fee being purchased. The Company's
obligations   under  the  Patron  Fee  Buy-Out   Agreements   are
contingent   upon   receipt  of  regulatory  approval   for   the
transactions described therein. Each of Beeber, Boellert and the individuals who are parties to the Patron Fee Buy-Out Agreements is required to deliver to the Company a release and non-compete
agreement   at   the  time  of  closing  of  the  above-described
transactions.   Upon  closing, the Patron Fee  will  decrease  to
approximately  $1.53  for  each  passenger  who  patronizes   the
Company's Lake Charles riverboats.

     In January, 1998, the Company acquired a 269-room hotel formerly operated as the Lake Charles Holiday Inn. The hotel, which is located adjacent to the Company's Lake Charles property, is not operated as a Holiday Inn-franchised hotel. As a result of this acquisition and in response to a need for additional parking, the Company recently demolished the former Players Hotel to accommodate increased surface parking.

     Parking facilities at the Lake Charles facility consist of a 500 space on-site multi-story parking garage, a 270-space surface parking area and several off-site surface parking facilities that provide approximately 900 additional automobile and bus parking spaces. Construction of 250 additional paved surface parking spaces on the site of the former Players Hotel was recently completed.

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

Bluegrass Downs, Kentucky

     In  November,  1993, the Company acquired Players  Bluegrass
Downs located in Paducah, Kentucky, in anticipation that the Kentucky legislature would enact legislation to authorize casino-type gaming, such as slot machines and table games, at licensed racetracks. If any legislation is adopted permitting additional forms of gaming at racetracks, the Company will consider development of its track into a facility that would offer all permitted forms of gaming. To date, there has been no such legislation created, and there can be no assurance any such legislation will be enacted. The racetrack is approximately ten miles from the Company's Metropolis facility. The next closest Kentucky racetrack to the Metropolis facility is Ellis Park, which is approximately 100 miles from each of Paducah and Metropolis. Players Bluegrass Downs consists of approximately
69.6 acres.  The Company owns 58.3 acres and leases the remaining
11.3 acres. Players Bluegrass Downs includes a 5/8 mile oval harness racetrack, an enclosed 17,000 square foot clubhouse housing dining and wagering facilities, administrative areas, barns and related buildings that can accommodate 725 horses, and a parking area for more than 1,400 cars.

Item 3.   Legal Proceedings
_______   _________________

Poulos, Ahern and Schreier Litigation

     The Company, certain suppliers and distributors of video poker and electronic slot machines and over forty other casino operators have been named as defendants in a class action suit filed April 26, 1994 in the United States District Court, Middle District of Florida, by William Ahern and William H. Poulos. The plaintiffs allege common law fraud and deceit, mail fraud, wire fraud and Rico Act violations in the marketing and operation of video poker games and electronic slot machines. The suit seeks unspecified damages and recovery of attorney's fees and costs. On December 9, 1994, an order was entered by the District Court in Florida transferring the consolidated action to the United States District Court for the District of Nevada.

     On or about October 27, 1995, the Company was served with a purported class action captioned Schreier, et. al. v. Players International, et al. in the United States District Court for the District of Nevada, which is essentially identical to the Poulos and Ahern litigation, except for certain variations in the definition of the purported class. The matter has also been consolidated with the Poulos and Ahern litigation.

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

Douglas Joseph McNeely v. Showboat Star Partnership, et al.

     The Company's Louisiana operating subsidiaries and several other casino operators (collectively, the "Casino Operators") have been named in a lawsuit filed on August 13, 1997 by Douglas
J. McNeely in U.S. District Court for the Eastern District of Louisiana (Civil Action No. 97-2518(B)(4)). In his original and amended complaints, Mr. McNeely alleges that (1) for at least approximately 20 years, he has suffered from a psychological condition that includes "compulsive gambling" as one of its manifestations, (2) the Casino Operators knew of such condition after August 15, 1996, (3) after August 15, 1996, the Casino Operators exploited such condition by enticing and allowing him to gamble in their casinos, and (4) as a consequence of the foregoing, Mr. McNeely suffered significant financial and emotional damages, including direct gambling losses, business losses, the collapse of his marriage and an unfavorable result in the distribution of the marital estate in the attendant divorce action. The Company disputes many of the aspects of Mr. McNeely's complaint, both as to the facts alleged and the amount of damages allegedly incurred by Mr. McNeely. In addition, the Company has raised as a defense Mr. McNeely's failure to follow the statutory "self-exclusion" process available by the filing of an affidavit with the Louisiana gaming regulators (La.R.S. 27:60). The Company intends to vigorously defend this action.

Item 4.  Submission of Matters to a Vote of Security Holders
_______  ___________________________________________________

     During the fourth quarter ended March 31, 1999, no matter was submitted to a vote of the Company's stockholders.

                             PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters
______   _____________________________________________________

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "PLAY". The following table sets forth the high and low prices of the Company's Common Stock, as reported by the Nasdaq National Market, during the periods indicated.

                                          High         Low
                                          ____         ___

     Fiscal 1998
          First Quarter                  $4 -13/16  $2 -  7/8
          Second Quarter                 $4 - 9/16  $2 -21/64
          Third Quarter                  $4 -  5/8  $2 - 7/16
          Fourth Quarter                 $5 -  1/8  $       3

     Fiscal 1999
          First Quarter                  $5 -  3/4  $4 -  3/8
          Second Quarter                 $5 -15/32  $3 - 5/16
          Third Quarter                  $6 - 7/16  $3 - 3/16
          Fourth Quarter                 $6 -57/64  $5 -  3/8

     Fiscal 2000

          First Quarter (through June
          18, 1999)                      $6 -27/32  $5 -15/16

      The last reported sales price of the Common Stock on the Nasdaq National Market on June 18, 1999, was $6.75 per share.
On that date, there were approximately 473 holders of record of the Company's Common Stock.

     The Company has never declared or paid cash dividends on its Common Stock. Under the terms of the covenants of its Senior Notes and its Credit Line, the Company cannot pay cash dividends to the holders of its Common Stock. The Company presently intends to retain earnings to finance the operation and expansion of its business. See "Gaming Regulation" and "Business-Company Repurchase Rights with Respect to Company Securities" with regard to certain regulations and provisions affecting the Company's securities.

Item 6.   Selected  Financial Data
_______   ________________________

      Selected financial data for, and as of the end of, each of the years in the five-year period ended March 31, 1999, are presented below.


                                 1999     1998     1997      1996     1995
                               ________ ________ ________  ________ ________

                                (dollars in thousands, except per share data)
Operations Data:

   Total revenues              $331,078 $323,218 $291,210  $291,395 $223,695

   Operating income (loss)     $ 24,275 $ 26,612 $(56,028) $ 43,871 $ 70,549

   Net income (loss)           $  1,570 $  1,951 $(46,298) $ 22,320 $ 45,755

Per Share Data:

   Basic earnings (loss) per
     common share              $    .05 $    .06 $ (1.56)  $    .75 $   1.68

   Diluted earnings (loss) per
     common share              $    .05 $    .06 $ (1.56)  $    .70 $   1.47

   Dividends on common stock   $      - $      - $      -  $      - $      -

Balance Sheet Data:

   Cash, cash equivalents and
     marketable securities,net $ 25,687 $ 17,223 $ 20,567  $  23,247 $ 50,332

   Total assets                $389,135 $409,587 $421,289  $ 413,432 $223,790

   Long term debt, net of
     current portion           $155,000 $180,541 $187,500  $ 153,000 $  5,532

   Total stockholders' equity  $159,812 $157,914 $155,881  $ 193,627 $176,143


Other Data:

   Net cash provided by
     operating activities      $ 43,943 $ 53,265 $ 28,458  $  20,748 $ 52,104

   Net cash used in
     investing activities      $  8,565 $ 37,877 $ 73,224  $ 155,054 $ 49,970

   Net cash used in (provided
     by) financing activities  $ 26,914 $ 18,732 $(46,547) $(129,206)$ (7,795)

   Capital expenditures        $  9,416 $ 40,216 $ 46,499  $ 147,119 $ 62,419

Item 7.   Management's  Discussion and  Analysis  of  Financial
          Condition and Results of Operation
_______   _____________________________________________________

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Players (the "Company") and its subsidiaries. The Company owns and operates riverboat gaming and entertainment facilities. These include one riverboat casino in Metropolis, Illinois (the "Metropolis facility"), two riverboat casinos in Lake Charles, Louisiana (the "Lake Charles facility") and two contiguous, permanently moored, dockside riverboat casinos in Maryland Heights, Missouri (the "Maryland Heights facility"). The Company operated a land-based casino resort in Mesquite, Nevada (the "Mesquite facility") until June 30, 1997. The Company also owns and operates a harness horseracing track in Paducah, Kentucky ("Bluegrass Downs"). Since the Company's fiscal year ends on March 31, references to the years 1999, 1998, and 1997, mean the twelve month periods ended March 31, 1999, March 31, 1998, and March 31, 1997, respectively, unless otherwise noted.

Agreement and Plan of Merger
____________________________

      In February 1999, the Company entered into a definitive agreement and plan of merger with Jackpot Enterprises, Inc. ("Jackpot"). Pursuant to the terms of the agreement, Jackpot will acquire the Company for $8.25 per share, consisting of $6.75 per share in cash and $1.50 in Jackpot's common stock, subject to adjustment under certain circumstances, for each share of the Company's outstanding common stock. The completion of the merger is subject to a number of conditions, including approval by the stockholders of both companies, receipt of all necessary regulatory approvals (including the approvals of the Illinois, Louisiana, Missouri and Kentucky gaming authorities) and the financing of the transaction. The merger is anticipated to close in the second half of calendar 1999.

Results of Operations

Financial Highlights

                                                         %Increase/(Decrease)
                                                         ____________________
Years ended March 31,        1999       1998       1997  99 vs. 98  98 vs. 97
_____________________________________________________________________________
(Dollars in thousands, except per share amounts)

Casino Revenues
   Metropolis              $ 78,177   $ 80,225   $ 76,373   (2.6)      5.0
   Lake Charles             144,917    149,099    159,039   (2.8)     (6.3)
   Maryland Heights          91,341     68,575      3,876   33.2        (c)
   Mesquite                       -      4,438     23,372     (d)       (d)
___________________________________________________________________________
                           $314,435   $302,337   $262,660    4.0      15.1
___________________________________________________________________________

Total Revenues
   Metropolis              $ 81,146   $ 83,430   $ 79,501   (2.7)      4.9
   Lake Charles             153,933    157,102    167,107   (2.0)     (6.0)
   Maryland Heights          95,114     73,127      4,383   30.1        (c)
   Mesquite                       -      8,700     38,945     (d)       (d)
   Other                        885        859      1,274    3.0     (32.6)
___________________________________________________________________________
                           $331,078   $323,218   $291,210    2.4      11.0
___________________________________________________________________________

Operating Income (Loss)
   Metropolis              $ 18,302   $ 22,030   $ 21,619  (16.9)      1.9
   Lake Charles              26,075     24,692     25,828    5.6      (4.4)
   Maryland Heights (a)       5,896     (4,309)   (10,545) 236.8        (c)
   Mesquite                       -       (528)    (8,073)    (d)       (d)
   Corporate, development,
     preopening and other   (15,204)   (11,691)   (18,453) (30.0)     36.6
   Loss on demolition of
     hotel                   (6,095)         -          -      -         -
   Patron fee buy-out
     agreements              (4,699)         -          -      -         -
   City of Lake Charles
     agreement                    -     (4,153)         -      -         -
   Loss on sale of Mesquite       -        571    (57,397)    (e)       (e)
   Restructuring charge           -          -     (9,007)     -         -
____________________________________________________________________________
                           $ 24,275   $ 26,612   $(56,028)  (8.8)    147.5
____________________________________________________________________________

Other Information
   Depreciation and
     amortization (b)      $ 19,699   $ 20,806   $ 21,806   (5.3)     (4.6)
   Interest expense (net)  $ 21,158   $ 23,466   $ 15,761   (9.8)     48.9
   Net income (loss)       $  1,570   $  1,951   $(46,298)  19.5     104.2
   Net income (loss) per
     share assuming
     dilution              $   0.05   $   0.06   $  (1.56) (16.7)    103.8

                                                        %Increase/(Decrease)
                                                        ____________________
Years ended March 31,          1999    1998    1997     99 vs. 98  98 vs. 97
____________________________________________________________________________
(Dollars in thousands, except per share amounts)

Operating Margin (operating
income/total revenues)(f)
   Metropolis                  22.6%    26.4%    27.2%      (3.8)pts   (0.8)pts
   Lake Charles                16.9%    15.7%    15.5%       1.2 pts    0.2 pts
   Maryland Heights             6.2%    (5.9%) (240.6%)     12.1 pts     (c)
   Mesquite                       -     (6.1%)  (20.7%)       (d)        (d)
   Consolidated                 7.3%     8.2%   (19.2%)     (0.9)pts   27.4 pts


(a) Amount includes the Company's 50% share of the Maryland Heights joint venture operating losses, which include depreciation and amortization. Such joint venture operating losses were $10.7 million, $11.2 million and $1.9 million for 1999, 1998 and 1997, respectively.

(b) Amount excludes the Company's share of the Maryland Heights joint venture depreciation and amortization of approximately $4.8 million, $4.5 million, and $400,000 for 1999, 1998 and 1997, respectively, which are included in the joint venture operating losses as shown above.

(c) The Maryland Heights facility opened on March 11, 1997, and was operational for less than one month in 1997.

(d) The Mesquite facility was sold during the fourth quarter of 1997, however, the Company operated the facility until the close of the transaction on June 30, 1997.

(e) The 1998 amount represents reversals of accruals taken with respect to the 1997 loss on sale of Mesquite.

(f) The "% Increase/(Decrease)" for operating margin represents the absolute difference in percentage points (pts) between the two periods.

Results of Operations

Revenues

      Increases in casino and total revenues in 1999 as compared to 1998 resulted from substantial revenue growth at the Company's Maryland Heights facility. Revenue increases from this facility more than offset year-to-year decreases in revenues at the Company's Metropolis and Lake Charles facilities and the absence of any revenues from Mesquite after the sale/transfer of the facility on June 30, 1997.

      The revenue decrease in 1999 as compared to 1998 at the Metropolis facility was a result of lower table games play due in part to tighter credit issuance standards. This decrease was partially offset by increased year-over-year slot win. Competition for Metropolis customers has also intensified during 1999, contributing to revenue decreases.

      The revenue decrease experienced at the Lake Charles facility during 1999 was primarily a result of lost patronage due to U.S. Interstate 10 ("I-10") road construction. The construction has resulted in lanes of I-10 being closed for periods of time, although the Company has been advised that, whenever possible, one eastbound lane and one westbound lane will remain open, permitting access to and from the casino. Traffic delays and inconvenience caused by the road construction have negatively impacted patronage and resulting revenues at the facility. The first phase of I-10 road construction has been completed and the second phase is expected to be completed by October 1, 1999. In addition, 1999 revenues were impacted by severe weather during the second quarter of 1999.

      The significant revenue increase at the Maryland Heights facility in 1999 as compared to 1998 was due to continued growth in the St. Louis gaming market. Year-over-year growth, from 1998 to 1999, was approximately 12% for the overall St. Louis gaming market and approximately 33% for the Company's facility. The facility also benefited throughout 1999 from technology, approved by the Missouri Gaming Commission in March, 1998, that allows customers to purchase gaming tokens directly at the slot machine rather than requiring them to purchase gaming tokens from a slot attendant, thereby reducing customer wait time and increasing slot play while still allowing accurate tracking of the $500 per cruise loss limitation.

     Total food and beverage ("F&B") revenues have decreased each year, over the three-year period, as a result of the sale of the Mesquite facility which was partially offset by F&B revenues generated from the opening of the Maryland Heights facility. F&B revenues were approximately $6.5 million, $1.6 million and $0 in Mesquite in 1997, 1998 and 1999, respectively, while in Maryland Heights, F&B revenues were approximately $260,000, $3.3 million and $3.0 million in 1997, 1998 and 1999, respectively.

      Increases in casino and total revenues in 1998 as compared to 1997 resulted primarily from the opening of the Company's Maryland Heights facility in March, 1997. Revenues from this facility more than offset decreases experienced at the Company's Lake Charles facility and the absence of a full year of revenues from the Mesquite facility.

      The year over year increase in revenues at the Metropolis facility was due to the new dining and entertainment complex which was placed in service during December, 1997, the mild winter experienced in 1998, and the absence of flooding which adversely impacted Metropolis results in March, 1997.

      In Lake Charles, the Company experienced year over year revenue decreases from 1998 as compared to 1997, due to the opening of a second riverboat by its primary Lake Charles competitor in July, 1996, bringing the total number of riverboats in the Lake Charles market to four. In addition, the Company significantly curtailed its bus programs at the Lake Charles facility in the last quarter of 1998 to eliminate programs which did not contribute to operating income. Hotel revenues increased in the last quarter of 1998 due to the Company's acquisition of the former Lake Charles Holiday Inn.

      The Maryland Heights facility opened on March 11, 1997, and contributed revenues for three weeks in 1997 versus an entire year in 1998. The mild winter in 1998 and the continued growth of the St. Louis gaming market have resulted in sequential quarterly increases in revenues.

      The  Mesquite  facility operated for three months  in  1998 prior to its sale on June 30, 1997, compared to an entire year in 1997.

Operating Income (Loss)

      Decreases in total operating income in 1999 as compared to 1998 were attributable to decreases in operating income at the Metropolis facility, a loss related to the demolition of the former Players Hotel in Lake Charles, a charge relating to the anticipated buy-out of a portion of the Lake Charles per Patron Fee payment obligation (as defined and explained below) and an increase in corporate expenses primarily due to merger and acquisition ("M & A") related expenses. The effect of these items was partially offset by improved operating performance in Maryland Heights and Lake Charles in 1999 as compared to 1998.

      The  decline in operating income at the Metropolis facility
in   1999  versus  1998  was  a  result  of  increased  operating expenditures necessary to prevent further revenue erosion in light of increased competition. In addition, gaming taxes paid by the facility were higher in 1999 due to a new graduated wagering tax, which became effective January 1, 1998. For 1999, the Company's effective tax rate was 20.9% as compared to the pre-January, 1998 flat rate of 20%.

      The increase in operating income experienced at the Lake Charles facility during 1999 was a result of operating expense reductions despite an increase in the Lake Charles city gaming tax. Lake Charles operating income excludes the effect of certain one-time charges taken in 1999 and 1998, as noted above and described below.

      During the fourth quarter of 1999, the former Players Hotel located in Lake Charles was demolished to make way for a 250 space surface parking lot. This resulted in a $6.1 million charge to earnings which represented the net book value of the hotel.

      In August 1995, the Company acquired the former Players Hotel in Lake Charles for $6.7 million plus future payments based on the number of passengers boarding the riverboat casinos contiguous to it over the ensuing 28 years (the "Patron Fee"). The estimated future payments were discounted at 11% and recorded at their net present value of $25.6 million (the "Payment
Obligation"). Actual annual payments in excess of the amortization of the net present value of the Payment Obligation are expensed as incurred. On March 1, 1999, the Company entered into agreements (the "Patron Fee Buy-Out Agreements") with two of the parties receiving approximately 48% of the Patron Fee. The Company will terminate its obligation to make future Patron Fee payments to these parties through a one-time lump sum payment. The Payment Obligation related to the Patron Fee Buy-Out
Agreements was $12.1 million. Under the Patron Fee Buy-Out Agreements, the Company is obligated to pay $16.8 million in the aggregate, subject to adjustments. The excess of the payment amount over the proportionate Payment Obligation approximates $4.7 million, and has been charged to earnings in 1999.

      On March 1, 1998, the Company reached an agreement with the City of Lake Charles (the "City") both to settle litigation and to establish a permanent method of calculating the City admission fee on Players' riverboats. Under the new agreement, the admission fee payments to the City will be calculated as a percentage of gaming revenue in lieu of a passenger admission fee. In addition, the settlement calls for a payment of $544,000 per year for ten years. The present value of the fixed annual payments, including expenses, was accounted for as a one-time charge of $4.2 million in the fourth quarter of 1998.

      The Maryland Heights facility's operating income for 1999 and operating loss for 1998 include the Company's casino and food and beverage operating results and the Company's 50% share in the operating losses of the Maryland Heights joint venture. The year-over-year improvement is primarily due to increased casino revenue and a reduction in the operating loss of the joint venture. 1999 and 1998 comparative information is as follows (dollars in thousands):

                                              1999        1998
                                              ____        ____
        Players Maryland Heights:
          Operating income                  $16,582     $ 6,903
        50% Share of Joint Venture:
          Operating loss                    (10,686)    (11,212)
                                            ________    ________

        Total operating income (loss)(a)    $ 5,896     $(4,309)
                                            ========    ========

(a) The 1999 and 1998 total operating income (loss) include depreciation and amortization of approximately $4.1 million and $3.9 million, respectively, attributable to the Company's casino and food and beverage operations at Maryland Heights and approximately $4.8 million and $4.5 million, respectively, of depreciation and amortization attributable to the Company's share of the Maryland Heights joint venture.

      Increases in operating income in 1998 as compared to 1997, excluding the loss on the sale of Mesquite and restructuring charge, were primarily attributable to decreased losses for Maryland Heights, the absence of operating losses for Mesquite after June 30, 1997, and a significant reduction in corporate, development, pre-opening and other expenses.

      The Metropolis facility's operating income for 1998 as compared to 1997 remained stable. Although revenues increased during the comparable periods, increases in promotional and other expenses reduced operating margins in 1998 as compared to 1997.

      The Lake Charles facility's operating income for 1998 was $24.7 million as compared to $25.8 million resulting in operating margins of 15.7% and 15.5%, respectively. The year-over-year operating margin increase was the result of cost containment efforts and the elimination of certain marketing programs.

      The Maryland Heights facility commenced operations in the last month of 1997. The operating loss for 1997 included the first three weeks results of the Company's casino and food and beverage operations, the first three weeks results of the Company's 50% share in the operations of the joint venture, pre-opening costs, and the write-down of land contributed to the joint venture.

      In 1997, the Company entered into a definitive agreement to sell the assets comprising the Mesquite facility for a total purchase price of $30.5 million. The agreement was structured to take place in two closings. The initial closing was completed on March 18, 1997, at which time the Company received $22.0 million in cash for the non-gaming property and equipment. The closing for the gaming and other furniture and equipment of the property was consummated on June 30, 1997, at which time the Company received $7.0 million in cash and a two-year promissory note for $1.5 million. The Company entered into a lease agreement with the purchaser in which the Company leased the property between the first and the second closings and absorbed any income or loss related to the operation of the facility during such period. As a result of this sale transaction, the Company recorded a pre-tax loss approximating $57.4 million in 1997.

      In 1997, the Company made the decision to significantly reduce its pursuit of development opportunities in new or emerging jurisdictions, and concentrate instead on improving its existing operations. This decision resulted in the sale of assets used in development activities or held for future development and the downsizing of corporate personnel engaged in developmental activities. As a result, a one-time charge of approximately $9.0 million, consisting of the net loss on disposal of assets and the cost of employee severance arrangements, was recorded in 1997.

       Corporate, development, pre-opening & other expenses increased in 1999 as compared to 1998 principally due to M & A related initiatives. In 1999, M & A related expenses totaled approximately $3.7 million. In addition, the Company incurred expenses of approximately $900,000 related to its successful efforts in conjunction with the "Boat-in-a-Moat" referendum in Missouri. In 1998 as compared to 1997, corporate, development, pre-opening and other expenses decreased substantially due to the absence of development activities in 1998 (approximately $2.0 million of development related expense was incurred in 1997), a $1.3 million decrease in corporate administrative expenses, the absence in 1998 of a $2.6 million write-down for the impairment of Bluegrass Downs, and a difference of $1.3 million in 1998 as compared to 1997 in the amount of unamortized financing costs written off.

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

      The decrease in depreciation and amortization expense in 1999 as compared to 1998 was primarily a result of a reduction in amortization expense. In 1998, $1.3 million in unamortized financing costs were written off in conjunction with the closing of a new credit facility. In 1998 as compared to 1997, depreciation and amortization expense decreased due to the absence of Mesquite depreciation in 1998 which was partially offset by a full year of depreciation in Maryland Heights. This was coupled with a decrease in unamortized financing costs written off of $1.4 million between the two periods.

Interest Expense (Net)

      Interest expense, net of interest income, decreased in 1999 as compared to 1998 due to reductions in the Company's bank borrowings and average borrowing rate. The lower interest rates are contained in a new $80 million, five year bank credit agreement that closed in March, 1998. Interest expense, net of interest income, increased in 1998 as compared to 1997 due to additional borrowings to complete the Maryland Heights facility and to acquire the former Lake Charles Holiday Inn, an increase in the Company's average borrowing rate, and a decrease in the amount of capitalized interest. The interest rate increase resulted from revisions to the Company's bank credit agreement in December, 1996. There was no capitalized interest in 1999, and in 1998 and 1997, capitalized interest totaled $381,000 and $6.7 million, respectively.

Effective Income Tax Rate

      The effective income tax rate increased in 1999 to 49.6% as compared to 38% in 1998. This increase is primarily the result of the non-deductibility of expenses related to the "Boat-in-a-Moat" referendum, as previously described. In 1997, the Company recorded a significant loss related to the sale of the Mesquite facility resulting in a tax benefit of 36%.

Additional Factors Affecting Future Operating Income

      Road construction is underway on I-10 near the Company's Lake Charles facility. The construction has resulted in lanes of 1-10 being closed for periods of time, although the Company has been advised that, whenever possible, one eastbound lane and one westbound lane will remain open, permitting access to and from the casino. Traffic delays and inconvenience caused by road construction have negatively impacted patronage to the Company's facility and may continue to do so through, and perhaps beyond, the completion of this project. The first phase of I-10 road construction has been completed, and the second phase is expected to be completed by October 1, 1999.

      On May 25, 1999, the Illinois State Legislature approved a bill that would allow dockside gaming for all Illinois casinos. Dockside gaming would, in effect, allow continuous entry and exit from riverboat casinos and eliminate current cruising requirements. If approved by the Governor, dockside gaming could go into effect during the second quarter of fiscal 2000.

      On May 15, 1999, the Missouri State Legislature approved a bill that would permit gaming patrons to play slot machines using credits received in exchange for currency inserted into slot machine bill acceptors. Currently, Missouri gaming regulations require tokens to be dispensed when bills are inserted for play. The bill has been sent to the Governor for approval. If approved, this change could go into effect during the second quarter of fiscal 2000.

Investments and Capital Expenditures

      During the fourth quarter of 1999, the Company demolished the former Players Hotel in Lake Charles. Construction of approximately 250 additional paved parking spaces on the site of the former hotel was substantially completed by Memorial Day weekend, 1999, with the balance of the work to be completed by the end of June, 1999. The cost of the demolition and the surface parking lot is estimated to approximate $2.3 million, of which $312,000 was incurred as of March 31, 1999.

      In January, 1998, the Company acquired a 269-room hotel, formerly operated as the Lake Charles Holiday Inn, for a total purchase price of approximately $19.2 million.

      In  December,  1997, the Company opened a  new  dining  and
entertainment  barge  at  the  Metropolis  facility.   The  total
project  cost,  excluding capitalized interest, was approximately
$9.6 million.

      In  March,  1997,  the Company opened its Maryland  Heights
facility.   The  Company's  share  of  the  total  project  cost,
excluding capitalized interest, approximated $141.0 million.

Capital Resources and Liquidity

      The Company's balance sheet at March 31, 1999, as compared to March 31, 1998, reflects normal maintenance capital expenditures and a decrease in bank debt funded from cash provided by operations. The balance sheet at March 31, 1998, as compared to March 31, 1997, reflects capital expenditures in Maryland Heights and Metropolis, the acquisition of the former Lake Charles Holiday Inn, the associated increase in bank debt, and tax refunds received in 1998 related to the loss on the sale of Mesquite.

     During 1999, cash generated by operations was primarily used to reduce bank borrowings. The bank credit facility's outstanding balance on March 31, 1999, and March 31, 1998, was $5.0 million and $30.0 million, respectively. During 1998, cash generated by operations, cash from the sale of the Mesquite facility and the associated tax refund, net bank borrowings, and equipment financing were the sources of funds for investments in Maryland Heights, the construction of the new dining and entertainment facility in Metropolis, and the acquisition of the former Lake Charles Holiday Inn. In July 1997, the Company received approximately $7.0 million in cash from the completion of the sale of the Mesquite facility and $23.8 million from a Federal income tax refund for the fiscal year ended March 31, 1997.

      In March, 1998, the Company closed an $80 million five year
bank   credit  agreement  with  Wells  Fargo  and  a   group   of
participating banks. The terms of this agreement specify current borrowing rates of 2.10% over LIBOR or 0.60% over the prime rate. Applicable borrowing rates are based on the Company's financial performance against bank benchmarks. Maximum borrowing rates under this agreement are 2.50% over LIBOR or 1.00% over prime. The Company makes the decision to borrow at either prime or LIBOR-based rates in view of pricing and flexibility considerations. The agreement contains covenants that, among other things, place
restrictions  on  additional  indebtedness,  dividends,   capital
expenditures, and limit share repurchases to $10 million plus 50% of net income during the term of the facility.

     The Company believes that expected cash flow from operations will be sufficient to meet working capital requirements (including the buy-out of the per Patron Fee obligation) through March 31, 2000. Cash requirement needs beyond what is available from operating cash flow, such as significant capital expenditure projects, if any, can be met through the Company's $80.0 million bank credit facility of which $5.0 million was outstanding as of March 31, 1999. The Company currently has no plans for significant capital expenditures beyond its normal maintenance capital expenditures.

Contingencies

      In April, 1997, a federal investigation of former Louisiana Governor Edwin Edwards, his son Stephen Edwards, Richard D. Shetler and others with respect to their involvement in the riverboat gaming industry and other matters became public. Upon learning of the investigation, the Company immediately began cooperating with the federal authorities. (Stephen Edwards is a former outside attorney and Richard D. Shetler is a former consultant to and lobbyist for the Company in Louisiana.) In August, 1998, the Company was advised in writing by the United States Attorney that neither the Company nor its current or former employees were subjects or targets of the federal investigation. On October 9, 1998, Richard D. Shetler pleaded guilty to conspiracy to commit extortion of the Company. On November 6, 1998, a grand jury of the United States District Court for the Middle District of Louisiana returned an indictment against Edwin Edwards, Stephen Edwards, and four other defendants for matters relating to the riverboat casino industry. The indictment charges Edwin Edwards and Stephen Edwards with extorting and conspiring to extort the Company in violation of the Racketeer Influenced Corrupt Organizations Act, or RICO Act, and interstate travel in aid of racketeering. On November 12, 1998, the defendants pleaded not guilty to the allegations set forth in the indictment. The Missouri Gaming Commission, the Illinois Gaming Board and the Louisiana Gaming Control Board are each aware of and are each investigating the involvement of the Company in the Shetler and Edwards cases to determine the suitability of the Company and its subsidiaries for continued licensure. The Company has and will continue to cooperate with the gaming regulatory authorities in their investigations. To date, none of the gaming regulatory authorities has commenced any disciplinary action against the Company or any of its employees as a result of the Shetler and Edwards cases or other related matters. The Company is unable at this stage to determine the likely outcome of these gaming regulatory investigations or estimate the amount or range of potential loss, if any.

      The U.S. Coast Guard regulates each cruising riverboat. U.S. Coast Guard regulations require that hulls of vessels of the type being operated by the Company in Lake Charles and Metropolis be inspected every five years at a U.S. Coast Guard approved dry docking facility which will cause a temporary loss of service that could last one month or longer, unless the U.S. Coast Guard determines that an alternative to dry docking is acceptable. The next inspections scheduled to occur are in the fall of calendar 2000 for the Metropolis Riverboat, the fall of calendar 2000 for the Lake Charles Players III Riverboat, and the fall of calendar 2003 for the Lake Charles Star Riverboat. In the fall of calendar 1998, the Company received approval from the U.S. Coast Guard to conduct an underwater onsite inspection of the hull of the Lake Charles Star Riverboat as an alternative to dry docking. However, after conducting an analysis of the options, the Company chose dry docking, which lasted approximately one week. Circumstances and the option to perform an underwater inspection may differ at the time inspection is required for the Metropolis Riverboat and the Players III Riverboat. An underwater hull inspection would likely involve a minimal disruption in operations, however, no assurance can be given that dry docking will not be required. If underwater inspection is not approved for future inspections and dry docking is necessary, the resultant loss of service of the respective riverboat could have a material adverse effect on the Company's results of operations.

Year 2000

      The "Year 2000" problem refers to the inability of computer hardware, software, and embedded chips to recognize and properly process data fields containing a two digit year. As a result, date sensitive systems may recognize dates using "00" as the year 1900 rather than the year 2000. A system which is not Year 2000 compliant would not be able to correctly process date-based information, and in extreme situations, could cause entire systems to be disabled.

     In its initiative to become Year 2000 compliant, the Company has conducted a comprehensive review of its hardware, software, systems relying on embedded chips, and its vendor affiliates. For purposes of this process, the Company identified five phases in its Year 2000 Readiness Plan, which include awareness, assessment, renovation, testing and implementation. The awareness and assessment phases have been completed and the Company is now in the process of completing the upgrade cycle for its major Information Technology ("IT") systems. The Company does not rely on internally developed, proprietary systems, but rather on "canned" software solutions purchased from third party vendors. As part of the upgrade process, testing and implementation of new IT systems will be completed. All critical operating systems have been updated and deemed compliant with the exception of the Company's slot accounting system at its Lake
Charles facility. The Lake Charles facility is currently installing a new Year 2000 compliant slot accounting system as part of its planned change in operating platforms.

      A complete inventory and identification of embedded systems and vendor affiliates has been completed. The Company is currently in the process of testing its embedded systems for Year 2000 compliance and performing follow-up communication with its critical vendors to assess their respective Year 2000 compliance status. The Company's current focus is on the testing phase and any necessary renovation of assets identified as critical. The Company anticipates completing its testing as well as its overall Year 2000 readiness by mid-1999.

      The Company has initiated the design of a comprehensive contingency plan to address alternative solutions for any remaining potential Year 2000 exposure or possible unforeseen system failures. Critical operating systems are backed up by detailed manual procedures that are initiated during periods of system malfunctions. Nonetheless, the Company believes there are a number of external risk factors that are out of the Company's control, which could have a material effect on operations and the financial results thereto. The most serious of these external risk factors include, but are not limited to, the failure of utility providers to continue service (including electricity, gas, water, sewer and similar services), the disruption of banking services (including the Company's access to cash and the ability of customers to access cash through the use of automated teller machines), and the U.S. Coast Guard imposed waterway closures. Like all other businesses, the Company's ability to predict the eventual outcome of the Year 2000 problem is hampered by the breadth and the depth of the issue and the unprecedented nature of the problem. However, the Company believes it is taking the necessary steps within its power to mitigate any potential disruption in operations and financial losses that could result.

      As of March 31, 1999, the Company had either expended or committed approximately $550,000 on its Year 2000 compliance efforts and expects to expend no more than $1.0 million in the aggregate. Estimated completion dates and total costs are
reflective  of  management's  best  estimates;  however,   actual
results could differ.

Effects of Recent Accounting Pronouncements

       The Financial Accounting Standards Board has issued Statement on Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information, and was adopted for 1999. The Company presently has one reportable segment, riverboat casinos. The horse racetrack facility is not considered to be material to the operations of the Company. The adoption of SFAS 131 did not affect the Company's results of operations or financial position.

      In April, 1998, the American Institute of Certified Public Accountants' Accounting Standards Committee issued Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. This standard provides guidance on the financial reporting of start-up activities and organization costs. It requires these costs to be expensed as incurred. The Company's accounting policy has always been and will continue to be to expense start-up and organization costs as incurred; therefore, Statement of Position 98-5 will not have an effect on the Company's financial position or results of operations.

Forward Looking Information

     Certain information included in this section and elsewhere in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the
Securities   Act  of  1933,  as  amended.   Such  forward-looking
statements   address,  among  other  things,  the  approval   and
subsequent closing of the merger between the Company and Jackpot,
the  effects  of  competition,  the  resolution  of  pending   or
threatened litigation or regulatory proceedings, plans for future riverboat hull inspections, I-10 road construction in Lake
Charles,   dockside   gaming  in  Illinois,   the   bill-to-meter
initiative in Missouri, regulatory approval of the Patron Fee Buy-Out Agreements, Year 2000 compliance efforts and costs, future borrowing and capital costs, plans for future expansion and property enhancements, business development activities, capital expenditure programs and requirements, financing sources and the effects of legislation and regulation (including possible gaming legislation, gaming licensure and regulation, state and local regulation, tax regulation, and the potential for regulatory
reform).   Forward looking statements can generally be identified
by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions, and the Company's future financial condition and results of operations. These uncertainties and risks include, but are not limited to, those relating to the approval and subsequent closing of the merger between the Company and Jackpot, conducting operations in an increasingly competitive
environment,  conducting  operations  at  a  newly  or   recently
developed site or in a jurisdiction for which gaming has recently been permitted, changes in state and local gaming laws and regulations, development and construction activities, leverage
and   debt   service  requirements  (including   sensitivity   to
fluctuation in interest rates), general economic conditions, the results of various gaming regulatory authorities' investigations as to the Company's suitability for continued licensure, the U.S. Coast Guard's acceptance of underwater hull inspections as an alternative to dry docking and inspection, changes in federal and state tax laws, the disruption to Lake Charles operations caused by road construction, dockside gaming in Illinois, the approval of bill-to-meter in Missouri, regulatory approval of the Patron Fee Buy-Out Agreements, Year 2000 compliance efforts and costs, action taken under applications for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and regulations), and the legalization of gaming in
certain   jurisdictions.   As  a  consequence,   current   plans,
anticipated actions, and future financial condition and results from operations may differ from those expressed in any forward-looking statements made by or on behalf of the Company and no assurance can be given that such statements will prove to be correct.

Item  7A.  Quantitative and Qualitative Disclosures about  Market
           Risk
_________  ______________________________________________________

      Except for the Company's bank credit agreement, under which $5.0 million was outstanding at March 31, 1999, all of the Company's other long-term debt bears interest at fixed rates. At March 31, 1999, the average interest rate applicable to the bank credit agreement was 7.29%. An increase of one percentage point in the average interest rate applicable to the bank credit agreement outstanding at March 31, 1999, would increase the Company's annual interest costs by approximately $50,000.

     Although the Company manages its short-term cash assets with a view to maximizing return with minimal risk, the Company does not invest in market rate sensitive instruments for trading or other purposes, including so-called derivative securities, and the Company is not exposed to foreign currency exchange risks or commodity price risks in its portfolio transactions.

Item 8.   Financial Statements and Supplementary Data
_______   ___________________________________________

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           Page

Report of Independent Auditors                              28

Consolidated Balance Sheets as of March 31, 1999 and 1998   29

Consolidated Statements of Operations for the Years Ended
     March 31, 1999, 1998 and 1997                          30

Consolidated Statements of Stockholders' Equity for the
     Years Ended March 31, 1999, 1998 and 1997              31

Consolidated Statements of Cash Flows for the Years Ended
     March 31, 1999, 1998 and 1997                          32

Notes to Consolidated Financial Statements                  34

                 REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Players International, Inc.

     We have audited the accompanying consolidated balance sheets of Players International, Inc. and Subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Players International, Inc. and Subsidiaries at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.


                                   ERNST & YOUNG LLP


Philadelphia, Pennsylvania
May 19, 1999

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            (dollars in thousands, except par value)

                           ASSETS

                                                           March 31,
                                                    _____________________
                                                        1999       1998
                                                     _________  _________

Current assets:
  Cash and cash equivalents                          $ 25,687   $ 17,223
  Accounts  receivable, net of allowance for
    doubtful accounts of $461 at March 31,
      1999 and $786 at March 31, 1998                   1,882      3,559
  Inventories                                           1,164      1,476
  Notes receivable                                      1,500          -
  Deferred income tax                                   3,281      2,010
  Income taxes refundable                                 634      6,580
  Prepaid expenses and other current assets             2,081      2,285
                                                    __________  _________
     Total current assets                              36,229     33,133
                                                    __________  _________

Property and equipment, net of accumulated
  depreciation and amortization of $59,846 at
  March 31, 1999 and $44,405 at March 31, 1998        222,437    237,478
                                                     _________  _________

Notes receivable                                            -      1,500
                                                     _________  _________

Intangibles, net of accumulated amortization of
  $4,535 at March 31, 1999 and $3,572
  at March 31, 1998                                    34,344     35,302
                                                     _________  _________

Investment in joint venture                            91,034     96,587
                                                     _________  _________

Other assets                                            5,091      5,587
                                                     _________  _________

Total assets                                         $389,135   $409,587
                                                     =========  =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                  $    541   $  2,008
  Accounts payable                                      3,627      4,590
  Accrued liabilities                                  31,197     29,600
  Other liabilities                                    19,555      3,007
                                                     ________   ________
     Total current liabilities                         54,920     39,205
                                                     ________   ________

Deferred income tax                                     2,959      2,930
                                                     _________  _________

Long-term debt, net of current portion                155,000    180,541
                                                     _________  _________

Other long-term liabilities                            16,444     28,997
                                                     _________  _________

Commitments and contingencies (Note 19)

Stockholders' equity:
  Preferred stock, no par value, Authorized                 -          -
    10,000,000 shares, Issued - none
  Common  stock, $.005 par value, Authorized--
    90,000,000 shares, Issued- 32,704,837
    shares at March 31, 1999 and
    32,613,498 shares at March 31, 1998                   163        163
  Additional paid-in capital                          132,666    132,338
  Treasury stock, at cost; 672,100 shares              (7,294)    (7,294)
  Retained earnings                                    34,277     32,707
                                                     _________  _________
     Total stockholders' equity                       159,812    157,914
                                                     _________  _________

Total liabilities and stockholders' equity           $389,135   $409,587
                                                     =========  =========


The accompanying notes are an integral part of these consolidated statements.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars in thousands, except per share data)

                                                  Years ended March 31,
                                              _____________________________
                                                1999      1998       1997
                                              ________  ________   ________
Revenues:
  Casino                                      $314,435  $302,337   $262,660
  Food and beverage                              9,799    11,978     14,139
  Hotel                                          3,042     3,159      6,608
  Other                                          3,802     5,744      7,803
                                              ________  ________   ________
                                               331,078   323,218    291,210
                                              ________  ________   ________
Costs and expenses:
  Casino                                       142,155   141,755    122,250
  Food and beverage                              8,426    10,654     14,185
  Hotel                                          1,279     1,208      3,144
  Other operating expenses                      41,958    41,076     37,895
  Selling, general and administrative           59,307    58,531     56,246
  Corporate and other non-operating costs       12,499     7,782      9,102
  Allocated amounts of joint venture            10,686    11,212      1,934
  Patron fee buy-out agreements                  4,699         -          -
  Loss on demolition of hotel                    6,095         -          -
  City of Lake Charles agreement                     -     4,153          -
  Loss on sale of Mesquite property                  -      (571)    57,397
  Restructuring charge                               -         -      9,007
  Impairment and write-down of assets                -         -      7,357
  Pre-opening and gaming development costs           -         -      6,915
  Depreciation and amortization                 19,699    20,806     21,806
                                               _______  ________   ________
                                               306,803   296,606    347,238
                                               _______  ________   ________

  Income (loss) before other income
    (expense) and provision (benefit)
    for income taxes                            24,275    26,612    (56,028)
                                               _______  ________   _________

Other income (expense):
  Interest income                                  438       651        237
  Interest expense                             (21,596)  (24,117)   (15,998)
                                               ________  ________  _________
                                               (21,158)  (23,466)   (15,761)
                                               ________  ________  ________

Income (loss) before provision (benefit)
  for income taxes                               3,117     3,146    (71,789)

  Provision (benefit) for income taxes           1,547     1,195    (25,491)
                                               _______   _______  __________

Net income (loss)                              $ 1,570   $ 1,951  $ (46,298)
                                               =======   =======  ==========


Earnings (loss) per common share
        Basic and diluted                        $0.05     $0.06     ($1.56)

The accompanying notes are an integral part of these consolidated statements.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE THREE YEARS ENDED MARCH 31, 1999
                     (dollars in thousands)


                                   Additional
                     Common Stock   Paid-In Unrealized Treasury Stock  Retained
                   Shares    Amount Capital    Loss     Shares  Amount Earnings
                   ______    ______ _______ __________ ________ ______ ________

Balance, March 31,
 1996              29,187,480  $149  $123,719 $     (1) 672,100 $7,294  $77,054
Shares issued for
 warrants exercised 2,100,000    11     5,590        -        -      -        -
Shares issued
 pursuant to
 retirement agreement 603,768     3     2,996        -        -      -        -
Expired put options         -     -       (49)       -        -      -        -
Change in unrealized
 loss on marketable
 securities, net of tax     -     -         -        1        -      -        -
Net loss                    -     -         -        -        -      -  (46,298)
                   __________  ____  ________ ________  _______ ______ ________

Balance, March 31,
 1997              31,891,248   163   132,256        -  672,100  7,294   30,756
Shares issued under
 stock option plans    50,150     -        82        -        -      -        -
Net income                  -     -         -        -        -      -    1,951
                   __________  ____  ________ ________  _______ ______ ________

Balance, March 31,
 1998              31,941,398   163   132,338        -  672,100  7,294   32,707
Shares issued under
 stock option plans    91,375     -       287        -        -      -        -
Stock option
 compensation               -     -        41        -        -      -        -
Other                     (36)    -         -        -        -      -        -
Net income                  -     -         -        -        -      -    1,570
                   __________  ____  ________ ________  _______ ______ ________

Balance, March 31,
 1999              32,032,737  $163  $132,666 $      -  672,100 $7,294  $34,277
                   ==========  ====  ======== ========  ======= ======  =======

The accompanying notes are an integral part of these consolidated statements.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)


                                                    Years ended  March 31,
                                                  __________________________
                                                    1999     1998     1997
                                                  ________  _______ ________
Cash flows from operating activities:
Net income (loss)                                 $  1,570  $ 1,951 $(46,298)
Adjustment to reconcile net income (loss) to net
  cash provided by operating activities:
 Depreciation and amortization                      19,699   20,806   21,806
 Loss (gain) on disposition of property and
   equipment                                         6,515      (98)  60,321
 Impairment and write-down of assets                     -        -    7,357
 Equity in allocated amounts of joint venture        4,806    4,497    1,934
 City of Lake Charles agreement                          -    4,000        -
 Patron fee buy-out agreements                       4,699        -        -
 Stock issued pursuant to retirement agreements          -        -    3,000
 Deferred income taxes                              (1,242)   7,455    1,332
 Other                                                 413    1,059      924

Changes in assets and liabilities:
 Accounts and notes receivable                       1,302   (1,476)   3,551
 Inventories                                           312      479   (1,269)
 Income taxes payable (refundable)                   5,946   20,954  (27,462)
 Prepaid expenses and other current assets             204    1,712      975
 Other assets                                         (183)     159    1,141
 Accounts payable                                     (963)  (1,876)    (270)
 Accrued liabilities                                 1,597   (4,369)      80
 Other liabilities                                    (732)  (1,988)   1,336
                                                  ________  _______ ________

      Net cash provided by operating activities     43,943   53,265   28,458
                                                  ________ ________ ________

Cash flows from investing activities:
 Purchases of property and equipment                (9,416) (40,216) (46,499)
 Proceeds from disposal of property and
  equipment                                             76    7,718   30,749
 Proceeds from sale of marketable securities             -        -    4,401
 Investment in joint venture                           775   (5,379) (61,875)
                                                  ________ ________ ________

   Net cash used in investing activities            (8,565) (37,877) (73,224)
                                                  ________ ________ ________

Cash flows from financing activities:
 Proceeds from issuance of long-term debt           20,000   48,000   65,500
 Repayments of long-term debt                      (47,008) (65,356) (22,500)
 Debt issuance costs                                  (193)  (1,458)  (2,051)
 Proceeds from exercise of stock options and
  warrants                                             287       82    5,598
                                                  ________ ________ ________
   Net cash provided by (used in) financing
    activities                                     (26,914) (18,732)  46,547
                                                  ________ ________ ________

Net increase (decrease) in cash and
 cash equivalents                                    8,464   (3,344)   1,781

Cash and cash equivalents at beginning of year      17,223   20,567   18,786
                                                 _________ ________ ________

Cash and cash equivalents at end of year         $  25,687 $ 17,223 $ 20,567
                                                 ========= ======== ========

The accompanying notes are an integral part of these consolidated statements.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)

Supplemental cash flow disclosure:

                                                     Years ended March 31,
                                                   _________________________
                                                    1999     1998      1997
                                                   _______  _______  _______
 Interest paid                                     $21,283  $24,507  $22,637
 Income taxes paid                                   1,835        9    4,159
 Debt incurred to purchase land and equipment            -    3,905        -
 Note receivable on sale of Mesquite property            -    1,500        -
 Assets acquired through capital leases                  -      715        -


The accompanying notes are an integral part of these consolidated statements.

             Players International, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Fiscal Year
      Players  International, Inc. (the "Company") has  a  fiscal year  that  ends on March 31.  References to 1999, 1998  or  1997 refer  to  the  fiscal year ending March 31, 1999, 1998  or  1997 respectively.

Basis of Presentation
      The Company, through wholly owned subsidiaries, operates five riverboat casinos, a horse racetrack facility and, through a joint venture, a riverboat casino entertainment complex. All operations include food and beverage facilities and a retail gift shop. Two of the facilities include hotel operations. During 1997, the majority of the assets comprising the Mesquite, Nevada facility ("Mesquite") were sold. The remaining assets of that facility were sold in the first quarter of 1998.

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The investment in joint venture is accounted for by the equity method.

Reclassifications
     Certain reclassifications have been made to the consolidated financial statements as previously presented to conform to the current classifications.

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

Cash and Cash Equivalents
      Cash includes the minimum cash balances required to be maintained by certain state gaming commissions, which totaled approximately $6,030,000 and $3,872,000 at March 31, 1999 and
1998, respectively. Cash equivalents are highly liquid investments with a maturity of less than three months and are stated at the lower of cost or market value which approximates fair value.

Revenues and Promotional Allowances
      Casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary admissions, food and beverage, hotel and other items furnished to customers, which totaled approximately $23,308,000, $24,616,000 and $27,238,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

     The estimated costs of providing such complimentary services
are   included  in  casino  costs  and  expenses  through  inter-
department allocations from the department granting the services as follows:

                                                    Years ended March 31,
                                                ___________________________
                                                   (dollars in thousands)
                                                  1999      1998      1997
                                                ________  ________  ________
          Food and beverage                     $ 16,353  $ 17,661  $ 20,736
          Hotel                                      945       767     1,281
          Other                                      564       778     1,527
                                                ________  ________  ________
                                                $ 17,862  $ 19,206  $ 23,544
                                                ========  ========  ========

Pre-opening and Gaming Development Costs
     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up
Activities. SOP 98-5 requires that the costs of all start-up activities, as defined in the SOP, be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. This SOP will have no effect on the Company because all pre-opening and development costs are expensed as incurred.

             Players International, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements


Credit Risk
      Historically, credit losses have not been material to the results of operations. The financial instruments that subject the Company to credit risk consist principally of accounts receivable. Ongoing credit evaluations are performed and potential credit losses are expensed at the time a receivable is deemed to be uncollectible.

Inventories
      Inventories consisting of food, beverage and retail items are stated at the lower of cost (first-in, first-out) or market.

Property, Equipment, Depreciation and Amortization
     Property and equipment are stated at cost. Improvements and extraordinary repairs that extend the life of the asset are capitalized. Maintenance and repairs are expensed as incurred. Interest expense is capitalized on major construction projects. Capitalized interest amounted to $381,000 and $6,714,000 in 1998 and 1997, respectively. There was no capitalized interest in 1999.

     The Company computes depreciation for property and equipment using primarily the straight-line method over the estimated useful life of the assets. Amortization of leasehold and land improvements is computed using the straight-line method over the lesser of the estimated useful life or the lease term.

     The following estimated useful lives are used:

             Riverboats and barges  30 - 40 years
             Buildings              20 - 40 years
             Furniture, fixtures
              and equipment          5 - 7  years
             Leasehold and land
              improvements          Lesser of useful life or lease term

       Depreciation expense of $17,868,000, $17,181,000 and $16,405,000 was recorded for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Amortization expense amounted to $1,831,000, $3,625,000 and $5,401,000 in 1999, 1998 and 1997,
respectively.

      The Company periodically assesses the recoverability of property and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount.

Intangibles
      Costs in excess of fair value of tangible assets acquired are recorded as intangibles on the accompanying consolidated balance sheets and are being amortized using the straight-line method.

Unamortized Loan Costs
      Costs incurred in connection with the issuance of debt are being amortized using the straight-line method over the term of the related debt issue or loan.

Earnings Per Share
      Basic earnings per share is computed by dividing net income
(loss) by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the number of weighted average common shares outstanding during the year, including common stock equivalents (see Note 17).

Recently Issued Accounting Standard
       The Financial Accounting Standards Board has issued Statement on Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information, and was adopted for 1999. The Company presently has one reportable segment, riverboat casinos. The horse racetrack facility is not considered to be material to the operations of the Company. The adoption of SFAS 131 did not affect the Company's results of operations or financial position.

           Players International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements

Note 2 - Agreement and Plan of Merger

      In February, 1999, the Company entered into a definitive agreement and plan of merger with Jackpot Enterprises, Inc. ("Jackpot"). Pursuant to the terms of the agreement, Jackpot will acquire the Company for $8.25 per share, consisting of $6.75 per share in cash and $1.50 in Jackpot's common stock, subject to adjustment under certain circumstances, for each share of the Company's outstanding common stock. The completion of the merger is subject to a number of conditions, including approval by the stockholders of both companies, receipt of all necessary regulatory approvals (including the approvals of the Illinois, Louisiana, Missouri and Kentucky gaming authorities) and the financing of the transaction. The merger is anticipated to close in the second half of calendar 1999.

Note 3 -  Patron Fee Buy-Out Agreements

      In August 1995, the Company acquired the former Players Hotel in Lake Charles for $6,700,000 plus future payments based on the number of passengers boarding the riverboat casinos contiguous to it over the ensuing 28 years (the "Patron Fee"). The estimated future payments were discounted at 11% and recorded at their net present value of $25,568,000 (the "Payment Obligation"). Actual annual payments in excess of the amortization of the net present value of the Payment Obligation are expensed as incurred. On March 1, 1999, the Company entered into agreements (the "Patron Fee Buy-Out Agreements") with two of the parties receiving approximately 48% of the Patron Fee. The Company will terminate its obligation to make future Patron Fee payments to these parties through a one-time lump sum payment. The Payment Obligation related to the Patron Fee Buy-Out Agreements was $12,060,000. Under the Patron Fee Buy-Out Agreements, the Company is obligated to pay $16,760,000 in the aggregate, subject to adjustments. The excess of the payment amount over the proportionate Payment Obligation approximates $4,700,000, and has been charged to earnings in 1999.

Note 4 - Accrued Liabilities

     A summary of accrued liabilities is as follows:

                                                            March 31,
                                                     ______________________
                                                     (dollars in thousands)
                                                        1999        1998
                                                     _________    _________
     Insurance claims                                $   1,555    $   1,404
     Accrued payroll and related expenses                9,162        9,814
     Accrued interest expense                            7,556        7,476
     Accrued bonus points                                2,544        1,831
     Accrued gaming taxes                                1,833        2,142
     Progressive jackpot liabilities                     1,010          843
     Other accruals                                      7,537        6,090
                                                     _________    _________
                                                     $  31,197    $  29,600
                                                     =========    =========
Note 5 - Other Liabilities

     A summary of other liabilities is as follows:

                                                           March 31,
                                                     ______________________
                                                     (dollars in thousands)
                                                        1999         1998
                                                     _________   __________
     Patron Fee Buy-Out Agreement obligation
       (See Note 3)                                  $  16,760   $        -
     Other                                               2,795        3,007
                                                     _________   __________
                                                     $  19,555   $    3,007
                                                     =========   ==========

              Players International, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements

Note 6 - Property and Equipment

     A summary of property and equipment is as follows:

                                                            March 31,
                                                    _______________________
                                                     (dollars in thousands)
                                                       1999         1998
                                                    __________   __________
     Land and buildings                             $   84,183   $   91,144
     Riverboats and barges                             125,922      124,277
     Furniture, fixtures and equipment                  65,470       60,143
     Leasehold and land improvements                     4,109        4,089
     Construction in progress                            2,599        2,230
     Less - accumulated depreciation                   (59,846)     (44,405)
                                                    __________   __________
                                                    $  222,437   $  237,478
                                                    ==========   ==========

      Included in furniture, fixtures and equipment at March 31, 1999, is $715,000 of computer equipment related to a capital lease obligation with accumulated depreciation of $267,000.

      In 1999, the Company demolished a hotel to accommodate additional parking. The net book value of the demolished hotel was approximately $6,095,000.

Note 7 - City of Lake Charles Agreement

      On March 1, 1998, the Company reached an agreement with the City of Lake Charles (the "City") both to settle litigation and to establish a permanent method of calculating the City admission fee on Players' riverboats. Under the new agreement, the admission fee payments to the City will be calculated as a percentage of gaming revenue in lieu of a passenger admission fee. In addition, the settlement calls for a payment of $544,000 per year for ten years. The present value of the fixed annual payments, including expenses, was accounted for as a one-time charge of $4,153,000 in the fourth quarter of 1998.

Note 8 - Sale of Mesquite Property

     In 1997, the Company entered into a definitive agreement to sell the assets comprising the Mesquite casino resort for a total purchase price of $30,500,000. The agreement was structured to take place in two closings. The initial closing was completed on March 18, 1997, at which time the Company received $22,000,000 in cash for primarily the non-gaming property and equipment. The closing for the gaming and other furniture and equipment of the property was consummated on June 30, 1997, at which time the Company received $7,000,000 in cash and a two-year promissory note for $1,500,000.

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

     As of March 31, 1997, the Company recorded a loss on the sale of Mesquite totaling $57,397,000. Such loss included a write-down to fair value of the assets which were sold in the second closing. The loss is summarized as follows (dollars in thousands):

                 Carrying value of property
                 and equipment, net                $   84,232
                 Inventories and other assets           2,208
                 Expenses related to sale               1,457
                 Proceeds from sale                   (30,500)
                                                   __________
                                                   $   57,397
                                                   ==========

      During 1998, the estimated remaining liabilities associated with the Mesquite facility were re-evaluated and reduced by $571,000.

     For the years ended March 31, 1998 and 1997, revenues for Mesquite were $8,700,000 and $38,945,000, respectively and income (losses) before other income (expense) were $43,000 and ($65,473,000), respectively, inclusive of the loss on sale.

            Players International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements

Note 9 - Impairment and Write-down of Assets

      During 1997, the Company re-evaluated its investment in its horse racetrack facility, committed to a plan to remove from service and replace a barge utilized by one of its riverboat facilities and wrote-down to fair value land that was contributed to the joint venture. Impairment losses and the write-down of assets totaling $7,357,000 were recorded in the year ended March 31, 1997, and are detailed below.

      The Company incurred losses operating the racetrack since its acquisition, and determined that due to flat or declining demand for both live and simulcast pari-mutuel race wagering that such operating losses would continue in the future in the absence of additional forms of gaming at the facility. Due to this and the continued lack of consensus within the State of Kentucky governing body relating to the expansion of legalized gaming, the Company determined that its investment in the racetrack was impaired. Prior to the impairment, the book value of the property and equipment of the racetrack was $3,142,000. Based on an April, 1997 appraisal, the land was valued at $475,000. It is management's opinion that this represented the approximate fair value of the property.

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

Note 10 - Allocated Amounts of Joint Venture

      In 1995, the Company formed a joint venture to co-develop a riverboat casino complex, which includes a hotel and other entertainment and dining facilities, with Harrah's in Maryland Heights, Missouri. The facility opened in March, 1997. The Company holds a 50% interest in the joint venture. The investment in the joint venture portion of the project is accounted for using the equity method of accounting.

      Summary condensed financial information for the joint venture is as follows (dollars in thousands):


                                               Years ended March 31,
                                           ____________________________
                                                    (unaudited)
                                             1999      1998      1997
                                           ________  ________  ________
       Net revenues                        $ 20,570  $ 18,520  $    952
       Depreciation and amortization       $  9,613  $  8,996  $    847
       Net loss                            $ 21,372  $ 22,424  $  3,869


                                                        March 31,
                                              __________________________
                                                      (unaudited)
                                                1999               1998
                                              _________          _________
       Current assets                         $   5,127          $  10,481
       Current liabilities                    $   4,640          $   5,948
       Total assets                           $ 188,333          $ 200,917
       Partners' capital                      $ 183,693          $ 194,960

             Players International, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements

Note 11 - Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      Years ended March 31,
                                                      _____________________
                                                      (dollars in thousands)
                                                         1999        1998
                                                      ________    _________
          Deferred tax assets:
            Contribution carryforward                 $    121     $      -
            Excess capital loss over capital gain          253           10
            Net operating loss carryforwards             3,732        1,051
            Excess intangible assets basis                 420          447
            Pre-opening, development and other costs     1,068        3,412
            Accrued liabilities and prepaid expenses     6,624        5,107
            Deferred revenue                               223          215
            Accrual of directors' option expense           443          428
            Alternative minimum tax credits              5,234        2,133
                                                      ________     _________
                Total deferred tax assets               18,118       12,803
            Valuation allowance                         (1,463)      (1,149)
                                                      _________    _________
                Deferred tax assets, net of
                 valuation allowance                    16,655       11,654

          Deferred tax liabilities:
            Excess tax depreciation                    (15,930)     (11,262)
            Prepaid expenses                              (403)      (1,312)
                                                      _________    _________

                Total deferred tax liabilities         (16,333)     (12,574)
                                                      _________    _________
          Net deferred tax assets (liabilities)       $    322      $  (920)
                                                      =========    =========


      The Company has state net operating losses available, which if fully utilized, would reduce state income taxes payable by approximately $1,600,000, for various states that will expire between the years 2004 and 2019. The Company has a Federal net operating loss available to offset future taxable income of approximately $5,900,000 that will expire in the year 2019. The Company has an Alternative Minimum Tax credit carryforward of approximately $5,234,000, which can be used to reduce future Federal tax liabilities. This tax credit does not have an expiration date. The valuation allowance on the deferred tax assets consists primarily of an allowance for state tax net operating loss carryforwards and deferred tax assets related to various states.

      Significant components of the provision for (benefit of) income taxes attributable to operations are as follows:

                                                 Years ended March 31,
                                            ______________________________
                                                 (dollars in thousands)
                                               1999      1998      1997
                                            _________ _________  _________
     Current:
      Federal                               $   2,913 $  (5,441) $ (25,777)
      State                                      (124)     (819)    (1,045)
                                            _________ _________  _________
       Total current                            2,789    (6,260)   (26,822)
     Deferred:
      Federal                                  (1,301)    6,776        624
      State                                        59       679        707
                                            _________ _________  _________
       Total deferred                          (1,242)    7,455      1,331
                                            _________ _________  _________
     Total provision (benefit)              $   1,547 $   1,195  $ (25,491)
                                            ========= =========  =========

      The 1998 and 1997 net tax losses have been carried back to previous tax years and result in refunds of taxes previously paid.

               Players Inernational, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements


      The reconciliation of income tax attributable to continuing operations computed at the Federal statutory rates to income  tax expense is:
                                                   Years ended March 31,
                                               _____________________________
                                                1999       1998       1997
                                               ______     ______     _______
  Federal statutory rate (benefit)              35.0%      35.0%     (35.0%)
  State taxes on income, net of
    Federal income tax benefit                  (1.4%)     (3.0%)     (1.0%)
  Non-deductible expenses                       14.5%       2.0%          -
  Other                                          1.5%       4.0%          -
                                               ______     ______     _______
  Financial statement provision rate (benefit)  49.6%      38.0%     (36.0%)
                                               ======     ======     =======

      In 1999, the non-deductible expenses included approximately
$900,000 in lobbying expenses related to the Company's successful efforts in conjunction with the "Boat in a Moat" referendum in Missouri.

Note 12 - Restructuring Charge

      The restructuring charge in 1997 reflects the Company's decision to significantly reduce its pursuit of development opportunities in new or emerging jurisdictions and instead concentrate on improving its existing operations. The one-time charge consists principally of the net loss on the disposal of assets held for or used in development activities and the cost of employee severance arrangements. This resulted from the sale of the Players I riverboat, which was previously held for future deployment, and a corporate aircraft, the closure of two development offices and the retirement or termination of 21 senior management and staff. The affected employees included those specifically responsible for the Company's developmental activities and others affected by the Company's revised business plan. In 1999, 1998 and 1997, approximately $67,000, $800,000 and $7,800,000, respectively, were charged against the reserve established by the restructuring. As of March 31, 1999, $337,000 remained in the restructuring liability. This liability relates entirely to future medical care benefits for certain retired executives.

Note 13 - Other Long-Term Liabilities

     A summary of other long-term liabilities follows:

                                                             March 31,
                                                      ______________________
                                                      (dollars in thousands)
                                                         1999        1998
                                                       _________   _________
     Net present value of Patron Fee obligation (See
       Note 3)                                         $  12,738   $  24,990
     Long-term portion of agreement with the City  of
       Lake Charles                                        3,696       3,696
     Capital lease related to the purchase of
       computer equipment                                      -         252
     Other                                                    10          59
                                                       _________   _________
                                                       $  16,444   $  28,997
                                                       =========   =========

Note 14 - Long-Term Debt

     A summary of long-term debt is as follows:
                                                           March 31,
                                                     _______________________
                                                      (dollars in thousands)
                                                         1999        1998
                                                     __________   __________
Senior  Notes,  interest at  10-7/8%  payable  semi-
  annually on April 15 and October 15, due
  2005  (fair value based on quoted market  price  is
  approximately $159,750 and $163,500 as of
  March 31, 1999 and 1998, respectively)             $ 150,000    $ 150,000
Note  payable under bank credit agreement, weighted
  average interest rate of 7.29% and 9.5% as of
  March 31, 1999 and 1998, respectively
  (carrying amount approximates fair value)              5,000       30,000
Note payable, secured by slot machines, interest at
  12%, due June 23, 1999 (carrying amount
  approximates fair value)                                 541        2,549
                                                     _________    _________
                                                       155,541      182,549
Less current portion                                      (541)      (2,008)
                                                     _________    _________
                                                     $ 155,000    $ 180,541
                                                     =========    =========

     In March, 1998, the Company closed an $80,000,000 five year bank credit agreement with Wells Fargo and a group of participating banks. The terms of this agreement specify current borrowing rates of 2.10% over LIBOR or 0.60% over the prime rate. Applicable borrowing rates are based on the Company's financial performance against bank benchmarks. Maximum

              Players International, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements

borrowing rates under this agreement are 2.50% over LIBOR or 1.00% over prime. The Company makes the decision to borrow at either prime or LIBOR-based rates in view of pricing and flexibility considerations. The agreement contains covenants that, among other things, place restrictions on additional indebtedness, dividends, capital expenditures, and limit share repurchases to $10,000,000 plus 50% of net income during the term of the facility.

      The Company wrote-off loan costs related to its prior bank credit agreements in the amount of $1,078,000 and $2,744,000 in 1998 and 1997, respectively.

      As of March 31, 1999, aggregate annual principal maturities were (dollars in thousands):

                    2000                 $     541
                    2003                 $   5,000
                 Thereafter              $ 150,000

Note 15 - Stockholders' Equity

     On January 27, 1997, the Company announced that its Board of Directors had approved the adoption of a Stockholders' Rights Plan ("Rights Agreement"). The Rights Agreement is designed to ensure that all stockholders of the Company receive fair value for their Common Shares in the event of any proposed takeover and to guard against the use of partial tender offers or other coercive tactics to gain control of the Company without offering fair value to stockholders. Pursuant to the Rights Agreement, holders of record as of October 27, 1997, received one Right for each Common Share, with each Right representing the right to purchase one one-hundredth of a preferred share or, upon the happening of certain events, Common Shares or other securities and property.

     The Company amended the Rights Agreement on February 8, 1999, to provide that Jackpot would not be considered an acquiring person under the Rights Agreement and that the merger with Jackpot would not trigger any of the provisions of the Rights Agreement. For this reason, the Company's stock purchase rights will not become exercisable as a result of the contemplated merger with Jackpot.

Note 16 - Common Stock Options and Warrants

     The Company has three stock option plans, the 1990 Incentive Stock Option and Non-Qualified Option Plan covering 1,200,000 shares of common stock ("1990 Plan"), the 1993 Incentive Stock Option and Non-Qualified Option Plan covering 3,000,000 shares of common stock ("1993 Plan"), and the 1994 Directors Stock Incentive Plan ("1994 Plan") covering 900,000 shares of common stock. As of March 31, 1999, the Company had 295,049 shares under the 1990 Plan, 1,528,000 shares under the 1993 Plan and 257,500 shares under the 1994 Plan available for issuance in connection with future stock options that may be granted. Although options are available for issuance under the various plans, the merger agreement with Jackpot limits the future issuance of stock options. Options granted are generally exercisable between three and ten years from date of grant.

            Players International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements

      In addition to the foregoing plans, 164,127 other options and 150,000 warrants were outstanding as of March 31, 1999.
Summarized information for all stock options and warrants is as follows:

                     1999                1998                1997
               ___________________ ___________________ __________________
                          Weighted-           Weighted-          Weighted-
                          Average             Average            Average
               Options/   Exercise Options/   Exercise Options/  Exercise
               Warrants   Price    Warrants   Price    Warrants  Price
               _________ ________ _________  _________ _________ ________

 Outstanding
  at beginning
  of year     2,946,802  $ 7.90   3,278,278   $ 9.58   6,335,502  $ 9.54

 Granted:

  Exercise price
   equals market
   price        609,000  $ 5.53     709,000   $ 3.20     491,750  $ 7.65

  Exercise price
   exceeds market
   price              -       -           -        -   1,082,300  $ 8.17

  Exercised     (91,375) $ 3.15     (50,150)  $ 1.63  (2,100,000) $ 2.67

  Expired or
   cancelled   (481,900) $10.21    (990,326)  $10.41  (2,531,274) $14.24

  Outstanding
   at end of
   year       2,982,527  $ 7.19   2,946,802   $ 7.90   3,278,278  $ 9.58

  Options
   exercisable
   at end of
   year       1,899,157  $ 8.00   1,854,522   $ 9.07   2,076,351  $10.04

      During 1999, options to certain directors were amended by the Company to extend the expiration date of said options to no later than February 28, 2000. In total, 539,127 options with an average exercise price of $7.26 were extended. Of these options, 164,127 with an exercise price of $6.25 were extended when the market price of the Company's common stock was $6.50, resulting in a charge to earnings of approximately $41,000.

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

      The following table summarizes information regarding stock options and warrants outstanding at March 31, 1999.


                           OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                    _________________________________ ___________________

                                   Weighted
                                   Average   Weighted            Weighted
       Range of                   Remaining  Average   Number    Average
       Exercise      Number      Contractual Exercise Exercis-   Exercise
        Prices     Outstanding       Life     Price    able       Price
     _____________ ___________   ___________ ________ _________  ________
     $3.13 - $4.31   738,000         8.33    $  3.45    344,500  $   3.41
     $4.88 - $6.00   443,000         9.22    $  5.98    137,000  $   5.98
     $6.25 - $7.70 1,086,027         1.73    $  7.37    842,807  $   7.35
     $8.47 -$19.33   715,500         1.42    $ 11.53    574,850  $  12.19
                   _________                          _________
                   2,982,527                          1,899,157
                   =========                          =========

      The Company adopted Statement of Financial Accounting Standards No. 123-Accounting for Stock Based Compensation ("SFAS 123") on April 1, 1996. SFAS 123 provides, among other things, that companies may elect to account for employee stock options using a fair value method or continue to apply the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). The Company applies APB 25, and related interpretations in accounting for its plans. Accordingly, no material compensation expense has been recognized for its stock option plans.

      The following table discloses the Company's pro forma net income (loss) and net income (loss) per share assuming compensation cost for employee stock options had been determined using the fair value-based method prescribed by SFAS 123. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of

              Players International, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements

grant  using the Black-Scholes option pricing model.   The  model
assumes no expected future dividend payments on the Company's common stock for the options granted in 1999, 1998 and 1997.


                                               Years ended March 31,
                                          ________________________________
                                              (Dollars in thousands,
                                              except per share data)

                                            1999       1998        1997
                                          ________   ________    _________
     Net income (loss)
        As reported                       $  1,570   $  1,951    $ (46,298)
        Pro forma                         $    248   $  1,159    $ (48,156)
     Basic earnings (loss) per share
        As reported                       $   0.05   $   0.06    $   (1.56)
        Pro forma                         $   0.01   $   0.04    $   (1.62)
     Diluted earnings (loss) per share
        As reported                       $   0.05   $   0.06    $   (1.56)
        Pro forma                         $   0.01   $   0.04    $   (1.62)
     Weighted-average assumptions
        Expected stock price volatility      57.57%     60.20%       57.48%
        Risk-free interest rate               5.21%      5.70%        6.38%
        Expected option lives            4.0 years  6.6 years    3.4 years
        Estimated fair value of options
         granted equal to market price    $   3.50   $   2.01    $    3.82
        Estimated fair value of options
         granted greater than market price$   0.66   $      -    $    2.75
        Estimated fair value of options
         granted less than market price   $   1.60   $      -    $       -

      Because the provisions of SFAS 123 have not been applied to options granted prior to April 1, 1995, and due to the issuance in fiscal year 1997 of a large option grant under the special program discussed above, the resulting pro forma compensation cost for the years presented may not be representative of that to be expected in future years.

Note 17 - Earnings Per Share

      There  are no adjustments required to be made to net income
(loss) for purposes of computing basic and diluted earnings per share ("EPS").

      The following is a reconciliation of basic weighted average
shares   outstanding   to   diluted   weighted   average   shares
outstanding:


                                                 Years ended March 31,
                                          __________________________________

                                             1999        1998        1997
                                          __________  __________  __________
Weighted average common
  shares outstanding for
  basic EPS calculation                   31,964,578  31,904,658  29,765,483
Dilutive effect of stock
  options and warrants                       164,838      44,970           -
                                          __________  __________  __________

Weighted average common
  shares outstanding for diluted EPS      32,129,416  31,949,628  29,765,483
                                          ==========  ==========  ==========


      The calculation of diluted earnings per share excludes certain options to purchase common stock. These options have been excluded as they would be antidilutive to the diluted earnings per share calculation. The weighted average number of options excluded were 2,104,235, 2,901,451, and 5,302,425 for the years ended March 31, 1999, 1998 and 1997, respectively.

Note 18 - Employee Benefit Plans

      The Company has a defined contribution plan that provides retirement benefits for participating employees. Eligible employees may elect to participate by contributing a percentage of their pre-tax earnings to the plan. Employee contributions to the plan, up to certain limits, are matched at 25% by the
Company.   The  Company's contribution expense for the  plan  was
$421,000,  $269,000 and $385,000 for the years  ended  March  31,
1999, 1998 and 1997, respectively.

              Players International, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements

Note 19 - Commitments and Contingencies

      The Company leases office space, land and equipment under operating and capital leases expiring at various dates through December 2015. The minimum annual payments under non-terminable lease agreements at March 31, 1999 are as follows (dollars in thousands):

         Years ending March 31,           Capital Lease    Operating Leases
         ______________________           _____________    ________________

         2000                             $         282    $          1,790

         2001                                         -                 754

         2002                                         -                 378

         2003                                         -                 375

         2004                                         -                 215

         Thereafter                                   -                 819
                                          _____________    ________________
         Total minimum lease payments               282    $          4,331
                                                           ================
         Less: Amount representing
           interest at 11%                          (15)
                                          _____________
         Present value of minimum capital
           lease payments                           267
         Less: Current installments                (267)
                                          _____________
         Obligations under capital leases-
           less current liabilities       $           0
                                          =============

      Rent expense for all operating leases and contingent payments was as follows:


                                                  Years ended March 31,
                                               ____________________________
                                                  (Dollars in thousands)
                                                  1999     1998      1997
                                               _________ _________ ________
          Minimum rentals                      $   4,662 $   4,569 $  2,016
          Contingent payments (See Note 3)         1,819     2,447    3,807
                                               _________ _________ ________
                                               $   6,481 $   7,016 $  5,823
                                               ========= ========= ========

      The Company and its subsidiaries are defendants in certain litigation. In the opinion of management, based upon the advice of counsel, the aggregate liability, if any, arising from such other litigation will not have a material adverse effect on the accompanying consolidated financial statements.

      In April, 1997, a federal investigation of former Louisiana Governor Edwin Edwards, his son Stephen Edwards, Richard D. Shetler and others with respect to their involvement in the riverboat gaming industry and other matters became public. Upon learning of the investigation, the Company immediately began cooperating with the federal authorities. (Stephen Edwards is a former outside attorney and Richard D. Shetler is a former consultant to and lobbyist for the Company in Louisiana.) In August, 1998, the Company was advised in writing by the United States Attorney that neither the Company nor its current or former employees were subjects or targets of the federal investigation. On October 9, 1998, Richard D. Shetler pleaded guilty to conspiracy to commit extortion of the Company. On November 6, 1998, a grand jury of the United States District Court for the Middle District of Louisiana returned an indictment against Edwin Edwards, Stephen Edwards, and four other defendants for matters relating to the riverboat casino industry. The indictment charges Edwin Edwards and Stephen Edwards with extorting and conspiring to extort the Company in violation of the Racketeer Influenced Corrupt Organizations Act, or RICO Act, and interstate travel in aid of racketeering. On November 12, 1998, the defendants pleaded not guilty to the allegations set forth in the indictment. The Missouri Gaming Commission, the Illinois Gaming Board and the Louisiana Gaming Control Board are each aware of and are each investigating the involvement of the Company in the Shetler and Edwards cases to determine the suitability of the Company and its subsidiaries for continued licensure. The Company has and will continue to cooperate with the gaming regulatory authorities in their investigations. To date, none of the gaming regulatory authorities has commenced any disciplinary action against the Company or any of its employees as a result of the Shetler and Edwards cases or other related matters. The Company is unable at this stage to determine the likely outcome of these gaming regulatory investigations or estimate the amount or range of potential loss, if any.

Note 20 - Transactions with Related Parties

     The Company purchased promotional items from a company owned by Edward Fishman, former Chairman of the Company. During the year ended March 31, 1997, the Company paid $312,000 for such items. There were no purchases in 1999 or 1998.

Item  9.    Changes  in  and Disagreements  With  Accountants  on
            Accounting and Financial Disclosure
________    _____________________________________________________

            None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant
________  __________________________________________________

     The directors and executive officers of the Company are as follows:

                           PRESENT POSITION          DIRECTOR
     NAME                  WITH THE COMPANY           SINCE     AGE
 _______________      ____________________________   ________   ___

 Howard Goldberg      Chairman of the Board            1986      53
                       (Acting), President and Chief
                       Executive Officer
 John Groom           Executive Vice President,        1997      54
                       Chief Operating Officer and
                       Director
 Marshall S. Geller   Director                         1989      60
 Lee Seidler          Director                         1987      64
 Charles Masson       Director                         1996      46
 Earl Webb            Director                         1996      42
 Lawrence Cohen       Director                         1996      40
 Vincent J. Naimoli   Director                         1997      61
 Alan R. Buggy        Director                         1997      50
 Raymond A. Spera, Jr.Vice President, Chief             -        42
                       Financial Officer, Treasurer
                       and Secretary

     Howard Goldberg became President and Chief Operating Officer of the Company in May, 1993, and then became Chief Executive Officer in December, 1995. Upon the resignation of Mr. Edward Fishman on September 1, 1998, Mr. Goldberg became acting Chairman of the Board of Directors of the Company. Prior to joining the Company as an officer, Mr. Goldberg was a director, and was the managing shareholder practicing law in the Atlantic City, New Jersey law firm of Horn, Goldberg, Gorny, Plackter, Weiss & Perskie (now known as Fox, Rothschild, O'Brien & Frankel,
LLP), which has represented the Company since its inception. Since the advent of casino gaming in Atlantic City, Mr. Goldberg specialized in representing casinos in New Jersey and other jurisdictions for development and regulatory matters. Mr. Goldberg currently serves as a director of iMall, Inc.

     John Groom joined the Company as Executive Vice President, Operations in January, 1996, and became Chief Operating Officer of the Company in September, 1996. From 1979 until 1995, Mr. Groom served in various executive management positions within the Caesars organization at Caesars Atlantic City and Caesars Palace Las Vegas.

     Marshall S. Geller is the Chairman and Chief Executive Officer of Geller & Friend Capital, a merchant banking investment company. He was formerly interim President and Chief Operating Officer of the Company from November, 1992, through April, 1993. From 1991 through 1995, Mr. Geller was the Senior Managing Partner and founder of Golenberg & Geller, Inc., a merchant banking investment company. Mr. Geller served as Vice Chairman of Gruntal & Co. Inc., an investment banking firm, from 1988 to 1990. From 1967 until 1988, he was a Senior Managing Director of Bear Stearns & Co. Inc., an investment banking firm ("Bear Stearns"). He is currently a director, and was formerly the interim Co-Chairman, of Hexcel Corporation. Mr. Geller is a director of Value Vision International, Inc. and serves as Chairman of its Investment Committee. He also serves on the Boards of Ballantyne of Omaha, Inc., iMall, Inc., Cabletel Communications Corporation and Stroud's, Inc.

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

     Charles   M.  Masson  is  a  Partner  of  Leary,  Masson   &
Associates, a consulting firm that assists clients in improving recovery from their underperforming or distressed investments.

Prior  to  forming Leary, Masson & Associates, from 1993  through
1998, Mr. Masson was President of McCloud Partners, a private advisory firm based in New York City. He served as the Chairman of the Board of Directors of Cadillac Fairview Corporation Limited, a real estate management and development company from 1994 to 1995, as a director of Salomon Brothers Inc from 1991 to, 1993, and as Vice President of Salomon Brothers Inc from 1990 to 1993. Mr. Masson served as a director of Griffin Gaming & Entertainment, Inc. ("GG&E") (formerly Resorts International, Inc.) from 1993 until 1996. Mr. Masson served as a director of Color Tile, Inc. from 1996 until 1997. He currently serves on the Board of Directors of Maidenform, Inc.

     Earl E. Webb is the Chief Executive Officer of Jones Lang LaSalle's Americas region. Jones Lang LaSalle is the preeminent provider of services to owners and occupiers of real estate on a global basis. He serves on the Board of Directors of Jones Lang LaSalle and is a member of its European and Hotel Boards and its Management Committee.

     Lawrence Cohen has served as President and Chief Executive Officer of The Griffin Group, Inc. since July 1, 1997. From 1988 to 1997, he served as Executive Vice President and Chief Financial Officer of The Griffin Group, Inc. From 1986 to 1988, he was Assistant Corporate Controller of Columbia Pictures Entertainment, Inc. Prior to 1986, Mr. Cohen was with the accounting firm of Paneth, Haber & Zimmerman. He also served as a director of Resorts International Hotel, Inc. from 1994 to 1996. From 1994 until 1996, Mr. Cohen served as a director of Liberty Broadcasting, Inc., a privately held broadcasting company.

     Vincent J. Naimoli has served as Chairman, President and Chief Executive Officer of Anchor Industries International, Inc., a multi-industry, operating, holding and financial services company since 1989 and as the Managing General Partner and Chief Executive Officer of the Tampa Bay Devil Rays since 1995. Mr. Naimoli served as a director of GG&E from 1994 to 1996, as Chairman, President and Chief Executive Officer of Doehler-Jarvis, Inc., a designer and manufacturer of precision aluminum castings, from 1991 to 1995, as Chairman, President and Chief
Executive Officer of Harvard Industries, Inc., an automotive components company, from 1993 to 1997, and as Chairman, President and Chief Executive Officer of Ladish Company, Inc., a manufacturer of forged titanium and other metal components, from 1993 to 1995. He serves on the Board of Directors of Florida Progress Corporation and Russell-Stanley Corporation.

     Alan R. Buggy has served as the President and Chief Executive Officer of The Chalfont Group, an investment company, since 1997. From 1994 to 1997, Mr. Buggy served as Managing Director of Price Waterhouse. From 1990 to 1993, Mr. Buggy served as Executive Chairman of ITC Entertainment Group. Mr. Buggy also served as Managing Director of Samuel Montagu, Inc., a merchant banking firm, from 1983 to 1990. From 1982 to 1983, he served as Senior Vice President of American Scandinavian Bank, managing the corporate finance and treasury divisions.

     Raymond A. Spera, Jr. joined the Company in April, 1998 as Vice President of Finance - Operations. In January, 1999, Mr. Spera was appointed Vice President, Chief Financial Officer and Treasurer to the Company and became Secretary in April, 1999. From December 1989 to September 1997, Mr. Spera served as Chief Financial Officer of the Claridge Casino Hotel in Atlantic City, New Jersey.

     Howard Goldberg and Lee Seidler are brothers-in-law.


Section 16(a) - Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's executive officers and directors to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that none of its executive officers and directors failed to comply with
Section 16(a) reporting requirements in fiscal year 1999 except that Messrs. Buggy, Cohen, Geller, Goldberg, Groom, Madamba, Masson, Naimoli, Seidler and Webb did not timely file Form 5's with respect to stock options granted during fiscal 1999 and, in the case of Mr. Groom, with respect to a stock option exercise effected during fiscal 1999 and Mr. Spera did not file a Form 3 upon becoming an executive officer.

Item 11.    Executive Compensation
________    ______________________

Summary Compensation Table

     The following summary compensation table sets forth, for the Company's last three fiscal years, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to Howard Goldberg, the Company's Chief Executive Officer and to each of the Company's other most highly compensated executive officers and former executive officers as of March 31, 1999 (collectively, the "Named Executives"):

                   Summary Compensation Table

                                   Annual            Long-Term
                                Compensation        Compensation
                                ____________        ____________
                     Fiscal
                      Year                          Securities
     Name and        Ending                         Underlying     All Other
Principal Position  March 31,  Salary      Bonus   Options/SARs  Compensation
__________________  _________ ________    ________ ____________  ____________
Howard Goldberg        1999   $506,250    $350,000  230,000(1)            -
President, Chief       1998   $462,500    $476,250  230,000(2)            -
 Executive Officer     1997   $475,000           -  600,000(3)            -
 and Acting Chairman
 of the Board

John Groom             1999   $364,500    $330,000  140,000(1)            -
Executive Vice         1998   $315,000    $300,000  140,000(2)            -
 President, Chief      1997   $300,000           -  100,000(4)            -
 Operating Officer and
 Director

Raymond A. Spera       1999   $130,822(5) $ 40,000   12,000(6)            -
Vice President,        1998          -           -        -               -
 Chief Financial       1997          -           -        -               -
 Officer, Treasurer
 and Secretary

Peter J. Aranow        1999   $293,425(7) $120,000           -     $150,000(8)
Former Executive       1998   $262,500    $150,000    40,000(2)           -
 Vice President        1997   $300,000           -   150,000(9)           -

Patrick Madamba, Jr.   1999   $175,000    $100,000    30,000(1)    $87,500(10)
Former Vice President  1998   $156,250    $110,000    30,000(2)          -
 and General Counsel   1997   $139,829           -    15,000(11)         -
______________

(1) Relates to options granted on November 12, 1998, with an exercise price of $6.00 per share. The options vest 25% on the date of the grant and on each of the first through third anniversaries of the date of the grant.

(2) Relates to options granted on November 19, 1997, with an exercise price of $3.125 per share. The options vest 25% on the date of the grant and on each of the first through third anniversaries of the date of the grant.

(3) Includes 375,000 shares subject to options granted on September 19, 1996, with an exercise price of $7.70 per share which vests 100% on date of issuance and 225,000 shares subject to options granted on September 19, 1996, with an exercise price of $8.47 which vests 20% on date of the grant and on each of the first through fourth anniversaries of the date of grant.

(4)  Includes  100,000  shares  subject  to  options  granted  on
     September  19,  1996, with an exercise price  of  $7.00  per
     share.   The  options vest 20% on each of the first  through
     fifth anniversaries of the date of the grant.

(5) Reflects fiscal year compensation following April 20, 1998, the date of Mr. Spera's employment.

(6) Includes 4,000 options granted on April 27, 1998, with an exercise price of $4.875 per share and 8,000 options granted on September 10, 1998, with an exercise price of $4.313 per share. The options vest 25% on the date of the grant and on each of the first through third anniversaries of the date of the grant.

(7) Reflects fiscal year compensation through March 23, 1999, the date Mr. Aranow's employment terminated.

(8)  Reflects six months severance pay in accordance with Mr.
     Aranow's employment agreement, as amended.

(9) Includes 50,000 shares subject to options and 100,000 Stock Appreciation Rights ("SARs") granted on September 19, 1996, with an exercise price of $7.70 per share. The options vest 20% on the date of the grant and on each of the first through fourth anniversaries of the date of the grant. The SARs vest upon a change of control.

(10) Mr. Madamba's employment with the Company terminated on April 7, 1999. Other compensation reflects six months severance pay in accordance with Mr. Madamba's employment agreement, as amended.

(11) Includes 15,000 shares subject to options granted on September 19, 1996, with an exercise price of $7.70 per share. The options vest 20% on date of the grant and on each of the first through fourth anniversaries of the date of grant.

No other annual compensation or long-term incentive plan payouts were paid during the fiscal year ending March 31, 1999.

Stock Option Grants

           The following table relates to options granted to the Named Executives during the fiscal year ended March 31, 1999.

                Option Grants in Last Fiscal Year

                          Individual Grants                 Potential
                          _________________              Realizable Value
                                                            at Assumed
                          % of Total                     Annual Rates of
                           Options                         Stock Price
                         Granted to  Exercise            Appreciation for
                          Employees   Price     Expir-     Option Terms
             Options      in Fiscal   Per       ation  ____________________
   Name     Granted (1)     Year      Share     Date       5%        10%
   ____     ___________   __________  _______ ________ ________  __________

Howard
Goldberg       230,000      40.07     $6.00   11/12/08 $867,875  $2,199,365

John Groom     140,000      24.39     $6.00   11/12/08 $528,271  $1,338,744

Raymond A.       4,000        .70     $4.88   04/27/08 $ 12,263  $   31,078
Spera            8,000       1.39     $4.31   09/10/08 $ 21,699  $   54,990

Patrick
Madamba, Jr.    30,000       5.23     $6.00   11/12/08 $113,201  $  286,874

(1) The options in this table were granted in fiscal year 1999 and have an exercise price equal to the fair market value of the Company's common stock on the date of grant.

Stock Option Exercises

          The following table relates to options exercised during the fiscal year ended March 31, 1999, and options outstanding at year end.

               Aggregated Option Exercises in Last
          Fiscal Year and Fiscal Year End Option Values

                                  Number of       Value of Unexercised
                                 Unexercised          In-the-Money
                                  Options at      Options at March 31,
                                March 31, 1999           1999(1)
                                ______________    __________________
            Shares
           Acquired
              on      Value       Exercisable/        Exercisable/
  Name     Exercise  Realized    Unexercisable       Unexercisable
  ____     ________  ________   ______  _______   ________  ________

Howard
Goldberg         -      -      738,750  377,500   $373,750  $402,500

John Groom   70,000 $214,410   135,000  275,000   $  8,750  $245,000

Raymond A.
Spera            -       -       3,000    9,000   $  5,249  $ 15,747

Peter J.
Aranow           -       -     137,500  100,000   $125,000         -

Patrick
Madamba, Jr.  7,500 $ 14,063    24,000   43,500   $ 25,313  $ 52,500


 (1) Based upon the aggregate sum of the positive difference between the Nasdaq National Market closing quotation for the Common Stock on March 31, 1999, and the exercise price for each option.

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

     In 1999, 107,877 options to certain Non-Employee Directors that would have otherwise expired on March 31, 1999, were extended. These options will now expire on the earliest of the closing of the merger with Jackpot, the date the Board of Directors determines that the merger will not occur, or February 28, 2000.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

     The Company has an employment agreement in effect with Howard A. Goldberg. The Company had in effect employment agreements with two other executives who are no longer with the Company, Peter J. Aranow and Patrick Madamba, Jr. The Company has entered into change in control agreements with two executives, John Groom and Raymond A. Spera, Jr.

     Employment  Agreement  for Howard A.  Goldberg.   Howard  A.
Goldberg's employment with the Company extends to September 30, 1999, provided that if a change in control occurs, the term of employment will continue for 24 months beyond the month in which the change in control occurs. During the term of the employment agreement, Mr. Goldberg will serve as Chief Executive Officer and his base compensation will be not less than $450,000 per year. The Board may grant discretionary bonuses and stock-based compensation. Mr. Goldberg and his spouse and dependents will be provided with welfare and retirement benefit coverages pursuant to the employment agreement.

     If the Company terminates Mr. Goldberg's employment without cause, for a reason other than death or disability, or in the event of constructive termination, Mr. Goldberg will be entitled to receive severance compensation upon his execution of a release of the Company as to all matters arising in connection with his employment and termination. If the employment agreement expires at the end of its present term or at the expiration of any renewal and the Company has not given six months prior notice of its intention not to renew, Mr. Goldberg will receive severance compensation upon execution of a release of the Company. The severance compensation payable upon expiration of Mr. Goldberg's employment agreement on September 30, 1999, will consist of continued base compensation for a period of six months, less the number of months of non-renewal notice provided by the Company. The severance compensation payable in the other circumstances described above will consist of continued base compensation and performance bonuses for a period of 12 months following his termination of employment or, if longer, to the end of the term of the employment agreement. Mr. Goldberg may elect to have the present value of the base compensation payments paid in a lump sum after his termination of employment. In addition, Mr. Goldberg will immediately vest in all stock options previously granted to him and may exercise the options for 12 months following his date of termination, but in no event beyond the expiration of the option term. Mr. Goldberg will continue to participate in the Company's applicable employee benefit programs during the period for which he receives severance compensation (without regard to whether payments are made in a lump sum), unless the Company provides him with a payment equal to the cost of such coverage.

     If a change in control (such as the proposed Jackpot merger) occurs and Mr. Goldberg's employment is terminated without cause (including constructive termination), or if Mr. Goldberg terminates employment within 180 days following a change in control because there has been a change in circumstances that affects his position or responsibilities such that he is no longer able to discharge his duties and responsibilities effectively, Mr. Goldberg will be entitled to receive severance compensation. In addition, if a change in control occurs and Mr.

Goldberg's employment is terminated without cause (including constructive termination), or upon expiration of his employment agreement, within six months before the change in control, Mr. Goldberg will be entitled to receive severance compensation. As severance compensation in connection with a change in control, Mr. Goldberg will receive a lump sum payment equal to the present value of the base compensation that would be due him for a period of 36 months following his termination of employment, based on his average annual base compensation for the 36-month period preceding his termination, and a lump sum payment equal to the present value of the aggregate performance bonuses that he received for the 36-month period preceding his termination, or, if greater, 150% of the largest performance bonus paid to him during the 36-month period. Mr. Goldberg will immediately vest in all stock options previously granted to him and may exercise the options for 12 months following his date of termination, but in no event beyond the expiration of the option term. Mr. Goldberg will continue to participate in applicable employee benefit programs during the period for which he receives severance compensation (without regard to whether payments are made in a lump sum), unless the Company provides him with a payment equal to the cost of such coverage.

     The benefits provided under the employment agreement in the event of a change in control will be limited by the Internal Revenue Code ("Code") parachute provisions. If and to the extent that the benefits to be provided under the agreement are considered "excess parachute payments" under section 280G of the Code, the benefits will be reduced to the maximum amount that may be paid under section 280G without resulting in the imposition of penalties on "excess parachute payments."

     For purposes of the employment agreement, the occurrence of any of the following events will be considered a change in control: (i) any person (except The Griffin Group, Inc., the Company's management as of the effective date of the agreement, the Company or any employee benefit plan of the Company), will become the beneficial owner of 30% or more of the Company's voting stock; (ii) consummation by the Company of a merger or similar transaction with respect to which the persons who were the beneficial owners of the Company voting stock immediately before the transaction do not, following the transaction, beneficially own more than 50% of the then outstanding shares of voting stock in substantially the same proportion as their ownership before the transaction; (iii) a complete liquidation or dissolution of the Company; (iv) a sale or other disposition of all or substantially all the assets of the Company other than to a corporation with respect to which, following such sale or disposition, more than 50% of the voting stock is owned beneficially by the persons who were the beneficial owners of the Company's voting stock immediately before such sale or disposition in substantially the same proportion as their ownership before the sale or disposition; (v) individuals who, as of the beginning of any 24-month period, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any individual who becomes a director after the beginning of such period and whose election or nomination was approved by a vote of at least a majority of the directors then comprising the Incumbent Board will be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office is in connection with an actual or threatened Board election contest; or (vi) a "change in control" (as defined in the form of indenture governing any indebtedness of the Company) will have occurred.

     The proposed merger of the Company with Jackpot will constitute a change in control for purposes of the employment agreement. It is expected that Mr. Goldberg's employment will terminate upon the consummation of the Jackpot merger and that Mr. Goldberg will be entitled to receive the change in control severance benefits described above.

     If the Company terminates Mr. Goldberg's employment because of the termination of his license to take part in the casino and gaming business in any state in which the Company conducts business, Mr. Goldberg will receive continued base compensation for six months after his termination (or 12 months if the loss of license was not the result of an activity that Mr. Goldberg knew or should have known would result in the loss of his license).

     If Mr. Goldberg voluntarily terminates employment or the Company terminates his employment for cause, Mr. Goldberg will be prohibited from engaging in competition with the Company for one year following such termination. If Mr. Goldberg is terminated on any other basis resulting in payments under the employment agreement (without regard to whether the payments are made in a lump sum), Mr. Goldberg will be prohibited from engaging in competition with the Company for a period equal to the payment period. The Company will indemnify Mr. Goldberg against liabilities reasonably incurred by him in connection with any proceeding relating to his employment with the Company.

     Employment Agreement for Peter J. Aranow. Peter J. Aranow's employment with the Company terminated on March 23, 1999. In accordance with the terms of Mr. Aranow's employment agreement, as amended in 1998 and 1999, subject to Mr. Aranow executing a release and his compliance with the confidentiality and non-competition covenants of the employment agreement, upon his termination of employment, Mr. Aranow became entitled to receive
(i) a lump sum payment equal to the base compensation that would have been paid for a period of six months following his termination of employment (this amount totals $150,000); (ii) $20,000, which represents the balance of the annual performance bonus for the Company's fiscal year ending March 31, 1999; (iii) immediate vesting of all unvested stock options held by Mr. Aranow, with the ability to exercise such options for a period of 12 months following his termination of employment (but not beyond the expiration of the option term); and (iv) continuation of coverage under applicable employee benefit programs through September 22, 1999 (except that, in lieu of continued coverage, the Company may elect to make a payment equal to the cost of such coverage).

     In addition, if the Company enters into an agreement on or before September 30, 1999, to effect a change in control transaction that received active consideration by the Board before March 23, 1999, Mr. Aranow will have the right to receive change in control benefits. The proposed Jackpot merger will constitute a pre-October 1999 agreement for this purpose. If Mr. Aranow is entitled to change in control benefits, he will receive the following payments upon a change in control: (i) a lump sum payment equal to the present value of the base compensation that would be due for a period of 36 months following his termination of employment, determined on the basis of the average base compensation paid for 36 months preceding his termination (reduced by any payments described under the foregoing paragraph); (ii) a lump sum payment equal to the present value of the aggregate performance bonuses received for the period of 36 months preceding his termination; (iii) the immediate vesting of all stock options (including related stock appreciation rights) then held by Mr. Aranow, with the ability to exercise the options for 12 months following the change in control, but in no event after the expiration of the option term; and (iv) continuation of coverage under applicable employee benefits plans during the 36-month period following the change in control, reduced by the period during which he receives continued coverage as described in the foregoing paragraph (except that, in lieu of continued coverage, the Company may elect to make a payment equal to the cost of such coverage). Upon a change in control, the Company may require that Mr. Aranow surrender for cancellation all of his outstanding options and stock appreciation rights in exchange for a payment equal to the amount (if any) by which the fair market value of the stock underlying his options and stock appreciation rights exceeds the applicable option price (or base price, in the case of stock appreciation rights).

     The benefits provided under Mr. Aranow's employment agreement in the event of a change in control are limited by the Code's parachute provisions, as described in the section above entitled "Employment Agreement for Howard A. Goldberg," and the term "change in control" has the meaning described in the section above entitled "Employment Agreement for Howard A. Goldberg."

     Mr. Aranow will provide consulting services to Players as requested by the Chief Executive Officer through the date of the special meeting of stockholders to approve the Jackpot merger. Mr. Aranow will receive $5,000 per month for his consulting services, with appropriate adjustment if he performs services for more than an average of two days per week. Mr. Aranow will remain entitled to indemnification by the Company under his employment agreement for matters relating to services performed for the Company.

     Employment Agreement for Patrick Madamba, Jr. Patrick Madamba, Jr.'s employment with the Company terminated on April 7, 1999. In accordance with the terms of his employment agreement, as amended in 1998 and 1999, Mr. Madamba became entitled to receive severance compensation, upon executing a release of the Company, which consists of (i) a lump sum payment of his base compensation that would be payable for six months after termination of employment (this amount totals $87,500), (ii) a $25,000 payment attributable to the balance of his annual performance bonus for the fiscal year ended March 31, 1999, (iii) the immediate vesting of all unvested stock options held by Mr. Madamba, with the ability to exercise such options for a period of 12 months following the date of his termination (but not beyond the expiration of the option term) and (iv) continuation of coverage under applicable employee benefit programs for six months following termination of employment (except that, in lieu of continued coverage, the Company may elect to make a payment equal to the cost of such coverage).

     In addition, if the proposed Jackpot merger is consummated or if the Company otherwise enters into an agreement on or before September 30, 1999, to effect a change in control transaction that received active consideration by the Board before April 7, 1999, Mr. Madamba will have the right to receive change in control benefits. If Mr. Madamba is entitled to receive change in control benefits, he will receive the following payments upon a change in control: (i) a lump sum payment equal to the present value of the base compensation that would be due him for a period of 36 months following his termination of employment, based on his average annual base compensation for the 36-month period preceding his termination (reduced by any payments described in the foregoing paragraph), (ii) a lump sum payment equal to the present value of the aggregate performance bonuses that he received for the 36-month period preceding his termination, (iii) the immediate vesting of all stock options then held by Mr. Madamba, with the ability to exercise the options for 12 months following the change in control, but in no event after the expiration of the option term, (iv) continuation of coverage under applicable employee benefit programs during the 36-month period following the change in control, reduced by the period during which he receives continued coverage as described in the foregoing paragraph (except that, in lieu of continued coverage, the Company may elect to make a payment equal to the cost of such coverage). Upon a change in control, the Company may require that Mr. Madamba surrender for cancellation all of his outstanding options in exchange for a payment equal to an amount, if any, by which the fair market value of the stock underlying his options exceeds the applicable option price.

     The benefits provided under the employment agreement in the event of a change in control are limited by the Code's parachute provisions, as described in the section above entitled "Employment Agreement for Howard A. Goldberg," and the term "change in control" has the meaning described in the section above entitled "Employment Agreement for Howard A. Goldberg."

     The executive indemnification provisions of the Jackpot merger agreement, and any similar provisions in a subsequent agreement, will apply to Mr. Madamba, and the Company will continue to advance to Mr. Madamba amounts reasonably incurred by Mr. Madamba in defending civil, criminal and other proceedings relating to the Company's development and operation of riverboat casino complexes in Louisiana. Mr. Madamba will make himself available to the Company to advise on transition matters for one year after his termination of employment, without additional compensation.

     Change in Control Agreement for John Groom. The Company has entered into a change in control agreement with John Groom that will provide severance benefits in the event his employment is terminated as a result of a change in control of the Company. The proposed Jackpot merger will constitute a change in control under Mr. Groom's agreement. It is anticipated that Mr. Groom will be appointed Chief Operating Officer of Jackpot after the consummation of the Company's merger with Jackpot.

     If Mr. Groom's employment is terminated other than for cause within two years after a change in control or within six months before a change in control, or if Mr. Groom terminates employment for good reason within such period, Mr. Groom will be entitled to receive severance benefits. The severance benefits include (i) a lump sum payment equal to the present value of Mr. Groom's base compensation that would be due him for a period of 36 months following his termination of employment, based on Mr. Groom's average annual base compensation for the 36-month period preceding his termination, (ii) a lump sum payment equal to the present value of the aggregate performance bonuses that Mr. Groom received for the 36-month period preceding his termination,
(iii) the immediate vesting of all stock options then held by Mr. Groom, with the ability to exercise the options for 12 months following the date of termination, but in no event after the expiration of the option term, and (iv) continuation of coverage under applicable employee benefit programs during the period for which Mr. Groom receives severance benefits (without regard to whether payments are made in a lump sum), unless the Company provides Mr. Groom with a payment equal to the cost of such coverage.

     The benefits under the agreement are limited by the Code's parachute provisions, as described in the section above entitled "Employment Agreement for Howard A. Goldberg," and the term "change in control" has the meaning described in the section above entitled "Employment Agreement for Howard A. Goldberg." Mr. Groom's agreement will continue through December 31, 1999, provided that if a change in control occurs during the term of the agreement, the agreement will automatically continue in effect for 24 months after the month in which the change in control occurs.

     Change in Control Agreement for Raymond A. Spera, Jr. The Company entered into a change in control agreement with Raymond
A. Spera in 1999, which will provide benefits in the event of a change in control of the Company. The proposed Jackpot merger will constitute a change in control under Mr. Spera's agreement.

     If a change in control occurs and Mr. Spera continues to provide his customary service to the Company through the effective date of the change in control, or if Mr. Spera terminates employment without good reason and the Board determines to treat such termination as if it occurred after the change in control, Mr. Spera will be entitled to receive, at the time of the change of control, a lump sum payment equal to the base compensation that would be due him for a period of six months following the effective date of the change in control. If Mr. Spera's employment is terminated other than for cause within two years after a change in control or within six months before a change in control, or if Mr. Spera terminates employment for good reason within such period, Mr. Spera will be entitled to receive severance benefits. The severance benefits include a lump sum payment equal to the base compensation that would be due him for a period of 12 months following his termination of employment (less any amounts paid to him as described above at the time of the change in control).

     For purposes of the agreement, the term "change in control" has the meaning described in the section above entitled "Employment Agreement for Howard A. Goldberg." The agreement will continue through December 31, 2000, provided that if a change in control occurs during the term of the agreement, the agreement will automatically continue in effect for 24 months after the month in which the change in control occurs.

Item  12.    Security Ownership of Certain Beneficial Owners  and
             Management
_________    ____________________________________________________

     The following table sets forth, as of the close of business on June 18, 1999, certain information with respect to the beneficial ownership of Common Stock: (i) by each director and executive officer of the Company; (ii) by all executive officers and directors, as a group; and (iii) by each stockholder who was known to the Company to be the beneficial owner, as defined in Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act"), of more than 5% of the Common Stock. As noted below, certain ownership information is presented as of December 31, 1998, the last date for reporting significant ownership positions by certain institutions under Securities and Exchange Commission ("SEC") rules. Each of the persons listed below has sole voting and investment power with respect to such shares, unless otherwise indicated.


                                             Number of       Percent
                                              Shares        of Class
                                           Beneficially    Beneficially
 Name of Beneficial Owner (1)                 Owned           Owned
_____________________________              ____________    ____________

The Griffin Group, Inc.                    4,367,350(2)       13.63%
Howard Goldberg                            1,104,330(3)        3.37%
John Groom                                   346,500(4)        1.08%
Lawrence Cohen                               253,600(5)            *
Marshall S. Geller                           194,127(6)            *
Lee Seidler                                  177,750(7)            *
Charles M. Masson                             42,500(8)            *
Earl E. Webb                                  32,500(8)            *
Vincent Naimoli                               29,500(9)            *
Alan Buggy                                    27,500(9)            *
Raymond A. Spera                               4,000(10)           *
All directors and executive officers as a
 group (10 persons)                        2,212,307           6.64%
Legg Mason, Inc.                           2,487,300(11)       7.76%
Dimensional Fund Advisors, Inc.            2,046,100(12)       6.39%

___________

*    Less than 1%.

(1) The address of The Griffin Group, Inc. is 780 Third Avenue, Suite 1801, New York, New York 10017. The address for Legg Mason is 100 Light Street, Baltimore, Maryland 21202. The address for Dimensional Fund Advisors, Inc. is 1299 Ocean
     Avenue, 11th Floor, Santa Monica, California 90401. The address for all other persons is c/o Players International, Inc., 1300 Atlantic Avenue, Suite 800, Atlantic City, New Jersey 08401.

(2)  Based  upon  information contained in  Amendment  No.  5  to
     Schedule 13D, dated February 6, 1999, as filed with the SEC. The holdings do not include the holdings of Lawrence Cohen, President and Chief Executive Officer of The Griffin Group.

(3) Includes 18,400 shares held in trust and in the name of Mr. Goldberg's family members and 738,750 shares that are subject to options that are exercisable within 60 days of June 18, 1999 ("currently exercisable"). Options to purchase

     56,250 shares and 375,000 shares which would have otherwise expired on March 31, 1999 and October 1, 1999, respectively, were extended by board action to expire on the earliest of the closing of the merger, the date on which the Players board determines that the merger will not occur, or February 28, 2000.

(4) Includes 135,000 shares that are subject to currently exercisable options and 196,500 shares in which Mr. Groom has shared voting and investment power.

(5)  Includes   32,500  shares  that  are  subject  to  currently
     exercisable options.

(6) Includes 129,127 shares that are subject to currently exercisable options. Options to purchase 51,627 shares which would have otherwise expired on March 31, 1999, were extended by board action to expire on the earliest of the closing of the merger, the date on which the Players board determines that the merger will not occur, or February 28, 2000.

(7) Includes 133,750 shares that are subject to currently exercisable options. Options to purchase 56,250 shares which would have otherwise expired on March 31, 1999, were extended by board action to expire on the earliest of the closing of the merger, the date on which the Players board determines that the merger will not occur, or February 28, 2000.

(8)  Includes   32,500  shares  that  are  subject  to  currently
     exercisable options.

(9)  Includes   27,500  shares  that  are  subject  to  currently
     exercisable options.

(10) Includes   4,000  shares  that  are  subject  to   currently
     exercisable options.

(11) Reflects  holdings  as  of December  31,  1998  reported  in
     Schedule 13G filed with the SEC. 2,485,000 shares are held by Legg Mason Special Investment Trust, Inc., with Legg Mason Fund Advisor, Inc. having power to dispose thereof. The remainder are held by various clients of Legg Mason Wood Walker, Inc., which have power to dispose thereof.

(12) Reflects  holdings  as  of December  31,  1998  reported  in
     Schedule 13G filed with the SEC. Dimensional Fund Advisors, Inc. ("Dimensional"), an investment advisor registered under the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the
     Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. These investment companies and investment vehicles are referred to as the "Portfolios". In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over the securities of Players described in the Schedule 13G that are owned by the Portfolios. All securities reported are owned by the Portfolios, and Dimensional disclaims beneficial ownership of such securities.

Item 13.  Certain Relationships and Related Transactions
________  ______________________________________________

      During fiscal year 1999, the Company had no transactions in which any director of the Company or any member of the immediate family of any such director had a material direct or indirect interest reportable under the applicable rules of the SEC.

                             PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K
________    ___________________________________________________

(a)(1)     Financial Statements

    Players International, Inc.
    CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1999 AND 1998
    FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MARCH 31, 1999:
       CONSOLIDATED STATEMENTS OF OPERATIONS
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       CONSOLIDATED STATEMENTS OF CASH FLOWS
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)(2)     Financial Statement Schedules

   Riverside Joint Venture:                                       Page
                                                                  ____
   INDEPENDENT AUDITORS' REPORT............................        62
   BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997.........        63
   STATEMENTS OF OPERATIONS-YEARS ENDED DECEMBER 31, 1998,
    1997 AND 1996..........................................        64
   STATEMENTS OF PARTNERS' CAPITAL-YEARS ENDED DECEMBER 31,
    1998, 1997 AND 1996....................................        65
   STATEMENTS OF CASH FLOWS-YEARS ENDED DECEMBER 31, 1998,
    1997 AND 1996..........................................        66
   NOTES TO FINANCIAL STATEMENTS...........................        67

All other schedules have been omitted because they are not applicable or not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

(a)(3)    Listing of Exhibits:


   Exhibit
   Number                       Description
   _______                      ___________

   2.1(22) Agreement and Plan of Merger dated as of February 8, 1999 among Jackpot Enterprises, Inc., JEI Merger Corp. and Players International, Inc.

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

   4.4(11)      Form of Third Supplemental Indenture to the Senior Note
                Indenture.

   4.5(17)      Form of Fourth Supplemental Indenture to the Senior
                Note Indenture.

   4.6(17)      Form of Fifth Supplemental Indenture to the Senior Note
                Indenture.

   4.7(17)      Form of Sixth Supplemental Indenture to the Senior Note
                Indenture.

   4.8(21) Rights Agreement dated as of January 27, 1997, between Players International, Inc. and Interwest Transfer Company, Inc. as Rights Agent.

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

   10.45(10)    Parent Guaranty of Players International, Inc. dated
                November 3, 1995.

   10.46(10)    Right of First Refusal to Purchase dated November 3,
                1995 by and between Harrah's Maryland Heights LLC and
                Players MH, L.P.

   10.47(10)    Option Agreement dated November 3, 1995 by and between
                Riverside Joint Venture and Harrah's Maryland Heights,
                L.L.C.

   10.48(10)    Development of Agreement (Earth City Expressway
                Extension) by and between the City of Maryland Heights and Riverside Joint Venture.

   10.49(11)    Form of Agreement between the Company and Lake Charles
                Construction Corporation dated November 15, 1995 for the Players Island-Entertainment Barge.

   10.50(11)    Agreement between the Company and Lake Charles
                Construction Corporation dated February 16, 1996 for the Players Island-Entertainment Barge.

   10.51(13)    Retirement Agreement and General Release dated
                September 9, 1996 between the Company and Edward
                Fishman.

   10.52(13)    Retirement Agreement and General Release dated
                September 9, 1996 between the Company and David
                Fishman.

   10.53(14)    Amended and Restated Credit Agreement, dated as of
                December 16, 1996, among the Company and the Lenders party thereto, Wells Fargo Bank, N.A., Bankers Trust
                Company and BT Securities Corporation.

   10.54(15)    Purchase Agreement by and among Players Nevada, Inc.,
                Players Mesquite Land, Inc., Players Mesquite Golf
                Club, Inc. and RBG, LLC.

   10.55(16)    March 17, 1997 Letter Agreement to the Asset Purchase
                Agreement Extending Closing Date.

   10.56(16)    March 18, 1997 Letter Agreement to the Asset Purchase
                Agreement Regarding Application of Due of Due Diligence
                Fee.

   10.57(16)    March 18, 1997 Letter Agreement to the Asset Purchase
                Agreement Regarding Certain Matters Incident to
                Closing.

   10.58(18)    Asset Purchase Agreement dated as of September 30, 1997
                by and between Lakeshore Hotels, Ltd.  and Players
                International, Inc.

   10.59(18)    November 13, 1997 Amendment No. 1 to Asset Purchase
                Agreement.

   10.60(18)    December 17, 1997 Amendment No. 2 to Asset Purchase
                Agreement.

   10.61(17)    January 9, 1998 Letter Agreement with Wells Fargo Bank
                regarding terms of Reducing Revolving Credit Agreement.

   10.62(18)    Second Amended and Restated Credit Agreement, dated as
                of March 11, 1998, among the Company and the Lenders party thereto and Wells Fargo Bank, N.A.

   10.63(18)    March 24, 1998 Letter Agreement regarding execution of
                the Settlement and Admission Fee Agreement.

   10.64(18)    Settlement and Admission Fee Agreement dated May 15,
                1998 among Players Lake Charles, L.L.C., Showboat Star
                Partnership and the City of Lake Charles.

   10.65(19)    Howard A. Goldberg Employment Agreement dated October
                1, 1996.

   10.66(19)    Peter J. Aranow Employment Agreement dated October 1,
                1996.

   10.67(19)    Patrick Madamba Employment Agreement dated March 31,
                1997.

   10.68(19)    John Groom Change of Control Agreement dated August 1,
                1997.

   10.69(20)    Amendment to Peter J. Aranow Employment Agreement dated
                September 29, 1998.

   10.70(21)    Amended and Restated 1993 Stock Incentive Plan, as
                amended through November 12, 1998.

   10.71(21)    Amendment dated as of August 31, 1998, to Agreement
                dated as of August 1, 1997, between Players
                International, Inc. and John Groom.

   10.72(21)    Amendment dated as of August 31, 1998,  to Employment
                Agreement dated as of March 31, 1997, between Players
                International, Inc. and Patrick Madamba, Jr.

   10.73(21)    Amendment dated November 12, 1998, to Employment
                Agreement dated October 1, 1996, between Players
                International, Inc. and Howard A. Goldberg.

   10.74(21)    Amendment dated as of November 12, 1998, to Employment
                Agreement dated as of March 31, 1997, between Players
                International, Inc. and Patrick Madamba, Jr.

   10.75(21)    Restated Amendment dated as of January 6, 1999, between
                Players International, Inc. and Peter J. Aranow.

   10.76(21)    Restated Amendment dated January 29, 1999, between
                Players International, Inc. and Peter J. Aranow.

   10.77        Raymond A. Spera Change of Control Agreement dated
                April 12, 1999.

   10.78 Purchase Agreement dated March 1, 1999, between The Beeber Corporation, William D. Woodward, Timothy J. Vaughan and Players Lake Charles, LLC.

   10.79        Purchase Agreement dated March 1, 1999, between  Karl
                E. Boellert and Players Lake Charles, LLC.

   10.80        Letter Agreement with Peter J. Aranow dated March 23,
                1999.

   10.81 Amendment dated as of March 23, 1999, to Employment Agreement dated as of March 31, 1997, between Players International, Inc. and Patrick Madamba, Jr.

    21          Subsidiaries of Players International, Inc.

    27          Financial Data Schedule

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

(19) Filed as an exhibit to the Company's Annual Report on Form 10-K/A-2 for the fiscal year ended March 31, 1998, and incorporated herein by reference.

(20) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

(21) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference.

(22)    Filed as an exhibit to the Company's Current Report on
        Form 8-K filed on February 9, 1999, and incorporated
        herein by reference.
___________

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

        On February 9, 1999, a Form 8-K was filed announcing the
        Agreement and Plan of Merger with Jackpot Enterprises, Inc.

(c)     Exhibits required by Item 601 of Regulation S-K:

        The exhibits incorporated by reference herein are set forth in
        Item 14(a)(3) above.

(d) Included below are separate financial statements of subsidiaries not consolidated and 50% or less owned.

                     RIVERSIDE JOINT VENTURE

                      Financial Statements

                   December 31, 1998 and 1997

           (With Independent Auditors' Report Thereon)

                  Independent Auditors' Report



The Partners
Riverside Joint Venture:


We have audited the accompanying balance sheets of Riverside Joint Venture, a Missouri general partnership, as of December 31, 1998 and 1997 and the related statements of operations and partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Joint Venture as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                             KPMG LLP

Memphis, Tennessee
March 12, 1999

                     RIVERSIDE JOINT VENTURE
                         BALANCE SHEETS

                             ASSETS


                                                       December 31,
                                               --------------------------
                                                   1998          1997
                                               ------------  ------------
Current assets:
  Cash and cash equivalents                    $  3,292,181  $  9,935,538
  Receivables                                     2,636,831     3,151,091
  Inventories                                       501,104       473,409
  Prepaid expenses and other                         73,297        69,565
                                               ------------  ------------
      Total current assets                        6,503,413    13,629,603
                                               ------------  ------------

Fixed assets, at cost:
  Land                                           10,406,453    10,996,224
  Land improvements                              30,059,486    28,549,609
  Buildings                                      99,280,405    98,939,095
  Boats                                          40,104,483    40,104,483
  Furniture, fixtures and equipment              12,367,797    12,074,190
  Construction in progress                          309,800             -
                                               ------------  ------------
                                                192,528,424   190,663,601
  Less: accumulated depreciation                (16,183,597)   (7,297,726)
                                               ------------  ------------
     Total fixed assets                         176,344,827   183,365,875
                                               ------------  ------------
Other assets, net of accumulated amortization
  of $845,517 and $254,153 at December 31,
  1998 and 1997, respectively                     9,019,384     8,910,778
                                               ------------  ------------
Total assets                                   $191,867,624  $205,906,256
                                               ============  ============


                LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Accounts payable                             $  1,179,409  $  1,107,209
  Accrued expenses                                2,061,569     2,294,655
  Due to partner                                    973,583     3,330,555
                                               ------------  ------------
     Total liabilities                            4,214,561     6,732,419
                                               ------------  ------------

Commitments and contingencies (notes 5 and 7)

Partners' capital                               187,653,063   199,173,837
                                               ------------  ------------
Total liabilities and partners' capital        $191,867,624  $205,906,256
                                               ============  ============



         See accompanying notes to financial statements.

                     RIVERSIDE JOINT VENTURE
                    STATEMENTS OF OPERATIONS



                                          Years ended December 31,
                                ------------------------------------------
                                     1998           1997          1996
                                ------------   -------------   -----------
Revenues:
  Property rental to partners   $ 12,161,031   $  11,830,054   $         -
  Food and beverage               11,299,958       8,283,773             -
  Lodging                          5,936,506       3,818,375             -
  Other                            3,085,597       2,316,231             -
  Interest income                    399,835         800,001     1,241,954
  Less: casino promotional
    allowances                      (569,876)       (342,907)             -
                                ------------   -------------   -----------
     Total revenues               32,313,051      26,705,527     1,241,954
                                ------------   -------------   -----------
Direct operating expenses:
  Food and beverage               10,561,045       8,257,157             -
  Lodging                          3,052,996       2,112,214             -
  Other                            2,000,449       1,715,204             -
                                ------------   -------------   -----------
     Total operating expenses     15,614,490      12,084,575             -
                                ------------   -------------   -----------
Operating profit before
  undistributed expenses          16,698,561      14,620,952     1,241,954
                                ------------   -------------   -----------
Undistributed expenses:
  General and administrative       4,817,826       5,772,585             -
  Depreciation and amortization    9,502,975       7,567,189             -
  Property taxes and insurance     5,954,043       4,195,900             -
  Facility operations              5,230,013       3,939,158             -
  Management fees                    346,532         119,487             -
  Entertainment                      269,468         518,948             -
  Interest                            78,140          51,866             -
                                ------------   -------------   -----------
     Total undistributed
       expenses                   26,198,997      22,165,133             -
                                ------------   -------------   -----------
Preopening costs                           -       3,774,139             -
                                ------------  --------------   -----------
Net (loss) earnings             $ (9,500,436) $  (11,318,320)  $ 1,241,954
                                ============  ==============   ===========



         See accompanying notes to financial statements.

                     RIVERSIDE JOINT VENTURE
                 STATEMENTS OF PARTNERS' CAPITAL

          Years ended December 31, 1998, 1997 and 1996

                                     Harrah's
                                     Maryland
                                     Heights       Players
                                      Corp.        MH, L.P.        Total
                                  ------------   ------------   ------------

Balance, December 31, 1995        $ 21,022,058   $ 21,422,873   $ 42,444,931
  Capital contributions             55,000,000     57,800,000    112,800,000
  Net income                           620,977        620,977      1,241,954
                                  ------------   ------------   ------------

Balance, December 31, 1996          76,643,035     79,843,850    156,486,885
  Capital contributions             29,415,689     24,589,583     54,005,272
  Net loss                          (5,659,160)    (5,659,160)   (11,318,320)
                                   -----------   ------------   ------------

Balance, December 31, 1997         100,399,564     98,774,273    199,173,837
  Capital contributions             (1,010,169)    (1,010,169)    (2,020,338)
  Net loss                          (4,750,218)    (4,750,218)    (9,500,436)
                                   -----------   ------------   ------------

Balance, December 31, 1998         $94,639,177   $ 93,013,886   $187,653,063
                                   ===========   ============   ============

Ownership percentages                      50%            50%           100%
                                   ===========   ============   ============



         See accompanying notes to financial statements.

                     RIVERSIDE JOINT VENTURE
                    STATEMENTS OF CASH FLOWS



                                               Years ended December 31,
                                     ----------------------------------------
                                         1998          1997          1996
                                     ------------  ------------- ------------
Cash flows from operating activities:
 Net income (loss)                   $(9,500,436)  $(11,318,320) $  1,241,954
 Depreciation and amortization         9,502,975      7,567,189             -
 Changes in assets and liabilities:
   Receivables                           514,260     (3,061,917)        8,286
   Inventories                           (27,695)      (473,409)            -
   Prepayments and other                  (3,732)         2,834       (72,399)
   Preopening costs                            -      1,366,429             -
   Accounts payable and accrued
     expenses                           (160,886)   (19,336,493)      (53,403)
   Due to partner                     (2,356,972)     2,695,056             -
                                     ------------  ------------  ------------
  Net cash (used in) provided by
    operating activities              (2,032,486)   (22,558,631)    1,124,438
                                     ------------  ------------  ------------

Cash flows from investing activities:
 Fixed asset expenditures             (1,890,563)   (39,370,484) (102,218,122)
 Increase in other assets               (699,970)    (2,430,082)   (1,030,159)
 Expenditures for other assets                 -              -      (681,751)
                                     ------------  ------------  ------------
   Net cash used in investing
    activities                        (2,590,533)   (41,800,566) (103,930,032)
                                     ------------  ------------  ------------

Cash flows from financing activities:
 Capital contributions                         -     54,005,272   112,800,000
 Distributions                        (2,020,338)             -             -
 Payment of note payable                       -              -    (3,700,000)
                                     -----------   ------------- ------------
   Net cash provided by (used in)
    financing activities              (2,020,338)    54,005,272   109,100,000
                                     -----------   ------------  ------------
Net increase (decrease) in cash
   and cash equivalents:              (6,643,357)   (10,353,925)    6,294,406

Cash and cash equivalents at
   beginning of year                   9,935,538     20,289,463    13,995,057
                                     -----------   ------------  ------------
Cash and cash equivalents at end
  of year                            $ 3,292,181   $  9,935,538  $ 20,289,463
                                     ===========   ============  ============

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

   The Partnership acquired certain rights, title and interest under all agreements, plans, drawings and studies relating to the development from its general partners, Harrah's Maryland Heights Corporation (HMHC) and Players MH, L.P. (PMHLP).

   Leasing Arrangements and Operation of the Riverboat Casinos

   HMHC is a wholly-owned indirect subsidiary of Harrah's Entertainment Inc. (Harrah's). PMHLP is a wholly-owned indirect subsidiary of Players International, Inc. (Players). Each parent has guaranteed certain obligations of each partner. Harrah's, through a subsidiary, owns the land upon which the facility, known as Riverport Casino Center, is located, and has leased the land to the Partnership under a Ground Lease. The Ground Lease has an eighty-year lease term. A subsidiary of Harrah's and PMHLP each sublease space from the Partnership for casino, specialty restaurant and office purposes. Each sub-tenant pays rent to the Partnership equal to 50% of the Partnership's monthly operating losses, as defined. PMHLP is additionally obligated to pay the Partnership a percentage of gaming revenues as percentage rent. The Partnership pays this percentage rent to Harrah's pursuant to the Ground Lease.

   The  Partnership  is not responsible for and does  not  assume
   any   liability   in  connection  with  the   activities   and
   operations of the subleased premises.

   A subsidiary of Harrah's manages the operations of the hotel, restaurants and parking operations at Riverport Casino Center for the Partnership pursuant to a management contract. PMHLP manages the operation of retail shops at Riverport Casino Center for the Partnership pursuant to a management contract.

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

   (j) Reclassifications

       Certain prior year amounts have been reclassified to conform to the 1998 presentation.

(3)Partnership Agreement

   The ownership percentage of each partner is 50%. In accordance with the partnership agreement and the first amendment to it dated June 28, 1996, each partner made an initial cash contribution of $20,000,000 and has made additional cash contributions pursuant to a Cost Budget. Each partner also contributed an agreed upon amount of pre-development costs consisting of land, lock-up costs for negative easements, land covenant payments and design and construction fees. These contributed assets were recorded at their estimated fair value at the date of contribution.

   The Partnership Agreement contains restrictions on "Transfer" of a partner's partnership interest and related property. These transfer restrictions are incorporated by reference in the Management Agreement and Operating Leases. For purposes of these restrictions, "Transfer" specifically excludes the sale of publicly traded capital stock of Harrah's and Players on a stock exchange or the sale or other disposition of all or substantially all of the assets of either of Harrah's or Players. Each partner is given a right of first refusal in connection with any proposed Transfer of the other partner's partnership interest and/or related property. Each partner is also given the option to purchase the other partner's partnership interest and related property, on the occurrence of specified events involving bankruptcy, insolvency, default under the agreement or certain adverse regulatory determinations by Missouri gaming regulators, in each case concerning the other partner. The agreement also provides for a "shotgun" buy-sell remedy where one partner reasonably determines that it will suffer, or might likely suffer, an adverse regulatory impact because of its affiliation with the other partner. If there is a transfer of HMHC's partnership interest and/or related property, or suffers one of the specified bankruptcy or insolvency events, and PMHLP does not exercise its right of first refusal, PMHLP nonetheless has the additional right to buy out the Management Agreement at its fair value. HMHC has an additional right, for five years expiring November 2, 2002, to acquire PMHLP's partnership interest and related property, if any of four specified parties acquires more than 49% of the capital stock or voting power in any Players entity. There are several remedies for defaults, which include enforcement against each partner and enforcement against parental guarantors.

(4)Other Assets

   Included in other assets at December 31, 1998 is approximately $5,479,000 that represents payments to third parties to obtain restrictive covenants which were assigned to the Partnership from HMHC as part of the Partnership Agreement. These covenants are being amortized over a 30-year period commencing with the opening date of the Riverport Casino Center. The Partnership in 1998 completed its final payment of $650,000 as part of assuming the covenants from HMHC.

(5)Commitments and Contingencies

   The Partnership conditionally agreed to loan $2,250,000, purchase bonds, and guarantee for five years after issuance, gaming tax revenues to the City which would be used to fund the City's debt service for bonds issued for certain improvements to the Earth City Expressway. The agreement requires that the City satisfy certain conditions in order to obligate the Partnership. The City did not satisfy these conditions prior to the deadline established by the agreement. The City has not officially released Riverside Joint Venture from these obligations.

   The Partnership has agreed to pay the Howard Bend Levee District between $600,000 and $700,000 per year to fund debt service on bonds or costs to fund the second phase of off-site levee improvements beginning in 1997. Under this agreement with the Howard Bend Levee District, the Partnership shall pay no more than 20 annual installments of the Phase II installment assessments. The Partnership has made payments of $600,000 and $483,288 related to their 1998 and 1997 Phase II installment assessments, respectively.

(6)Fair Value of Financial Instruments

   Statement  of  Financial Accounting Standards  No.  107  (SFAS
   107), Disclosures about Fair Value of Financial Instruments, requires entities to disclose the fair value of all financial assets and liabilities for which it is practicable to estimate. Fair value is defined in SFAS 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of such financial assets and liabilities approximate their fair value at December 31, 1998 and 1997.

(7)Litigation with Missouri Gaming Commission

   The Partnership was involved in certain litigation regarding the constitutionality of its Riverport Casino Center gaming facility, which is located upon artificial basins fed by the Missouri River. On November 25, 1997, the Missouri Supreme Court ruled that gaming may occur only in artificial basins that are contiguous to the surface stream of the Missouri and Mississippi Rivers. Subsequently, the Missouri Gaming Commission attempted to issue disciplinary resolutions that effectively would have amended the gaming licenses of the
   Partnership's casinos to preclude games of chance. The Partnership's casino partners filed countersuits seeking declaratory judgment that the Riverport Casino Center met the state constitutional mandates as established by the Missouri Supreme Court. On November 3, 1998, the voters of Missouri approved a referendum that amended their constitution to expressly permit gaming facilities in artificial basins within 1,000 feet of the Missouri and Mississippi Rivers. Subsequent to the November 1998 referendum, which constitutionally authorized the Riverport Casino Center, the disciplinary proceedings before the Missouri Gaming Commission and the suit by the Partnership's casino partners seeking a declaratory judgment have been dismissed and withdrawn.

(8)Year 2000 (unaudited)

   The Partnership's Year 2000 ("Y2K") assessment and remediation plan is part of Harrah's company-wide Y2K assessment and remediation process. Harrah's Y2K assessment process includes a task force and support office responsible for implementing this company-wide process. Remediation efforts on business critical systems are scheduled for completion by July 1999 with related contingency plans scheduled for completion by December 1999. Harrah's is also evaluating the Y2K readiness of vendors and supplies that support business critical systems. The Partnership believes that its business critical systems are compliant or will be made compliant by mid-1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Players International, Inc.

Date:  June 18, 1999       By:  /s/ Howard Goldberg
                               ----------------------------------
                           Howard Goldberg
                           Acting Chairman of the Board,
                           President and Chief Executive Officer
                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below. This annual report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.


Dated: June 18, 1999     /s/ Howard Goldberg
                         ----------------------------------------
                         Howard Goldberg
                         Acting Chairman of the Board, President
                         and Chief Executive Officer
                         (Principal Executive Officer)

Dated: June 18, 1999     /s/ Raymond A. Spera, Jr.
                         ----------------------------------------
                         Raymond A. Spera, Jr.
                         Vice President, Chief Financial Officer,
                         Treasurer and Secretary (Principal
                         Financial and Accounting Officer)

Dated: June 18, 1999     /s/ John Groom
                         ----------------------------------------
                         John Groom
                         Executive Vice President, Chief
                         Operating Officer and Director

Dated: June 18, 1999     /s/ Vincent J. Naimoli
                         ----------------------------------------
                         Vincent J. Naimoli, Director

Dated: June 18, 1999     /s/ Alan R. Buggy
                         ----------------------------------------
                         Alan R. Buggy, Director

Dated: June 18, 1999     /s/ Lawrence Cohen
                         ----------------------------------------
                         Lawrence Cohen, Director

Dated: June 18, 1999     /s/ Lee Seidler
                         ----------------------------------------
                         Lee Seidler, Director

Dated: June 18, 1999     /s/ Marshall S. Geller
                         ----------------------------------------
                         Marshall S. Geller, Director

Dated: June 18, 1999     /s/ Earl  Webb
                         ----------------------------------------
                         Earl Webb, Director

Dated: June 18, 1999     /s/ Charles Masson
                         ----------------------------------------
                         Charles Masson, Director