Form 10-Q
period 1999-06-30
PLAYERS INTERNATIONAL INC /NV/
filed 1999-08-11
CIK 796912

3

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                          _____________

                            FORM 10-Q


(Mark One)

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended          June 30, 1999
                                        -------------------------
                               or

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


              APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of August 11, 1999, there were 32,032,737 shares of the registrant's Common Stock outstanding, net of treasury stock.

              PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              --------------------------------------------

                               INDEX
                               -----

                                                                PAGE
                                                                ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                     3

         Condensed Consolidated Balance Sheets at June 30,
         1999 and March 31, 1999                                  3

         Condensed Consolidated Statements of Operations
         for the Three Months Ended June 30, 1999 and 1998        5

         Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended June 30, 1999 and 1998        6

         Notes to Condensed Consolidated Financial Statements     7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     10

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                             14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                       15

Item 5.  Other Information                                       15

Item 6.  Exhibits and Reports on Form 8-K                        15

         Signature                                               16

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements.
------------------------------

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)

                             ASSETS
                             ------

                                         June 30,   March 31,
                                           1999       1999
                                         ---------  ---------
                                        (Unaudited)
Current assets:
    Cash and cash equivalents            $  25,400  $  25,687
    Accounts receivable, net of allowance
     for doubtful accounts of $435 at
     June 30, 1999 and $461 at
     March 31, 1999                          1,803      1,882
    Notes receivable                         1,500      1,500
    Inventories                              1,164      1,164
    Deferred income tax                      3,281      3,281
    Prepaid expenses and other current
     assets                                  2,421      2,715
                                         ---------  ---------

           Total current assets             35,569     36,229
                                         ---------  ---------

Property and equipment, net of accumulated
 depreciation and amortization of $64,261
 at June 30, 1999 and $59,846
 at March 31, 1999                         221,909    222,437
                                         ---------  ---------

Intangibles, net of accumulated
 amortization of $4,778 at June 30, 1999
 and $4,535 at March 31, 1999               34,405     34,344
                                         ---------  ---------

Investment in joint venture                 89,812     91,034
                                         ---------  ---------

Other assets                                 4,876      5,091
                                         ---------  ---------

Total assets                             $ 386,571  $ 389,135
                                         =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
            (dollars in thousands, except par value)

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------


                                          June 30,  March 31,
                                            1999      1999
                                         ---------  ---------
                                        (Unaudited)

Current liabilities:
    Current portion of long-term debt    $       -  $     541
    Accounts payable                         3,820      3,627
    Accrued liabilities                     31,794     31,197
    Other liabilities                       18,926     19,555
                                         ---------  ---------

           Total current liabilities        54,540     54,920
                                         ---------  ---------

Deferred income tax                          2,959      2,959
                                         ---------  ---------

Long-term debt, net of current portion     150,000    155,000
                                         ---------  ---------

Other long-term liabilities                 16,163     16,444
                                         ---------  ---------

Stockholders' equity:
   Preferred stock, no par value,
    Authorized- 10,000,000 shares,
     Issued- none                                -          -
   Common stock, $.005 par value,
    Authorized- 90,000,000 shares,
     Issued- 32,704,837 shares                 163        163
   Additional paid-in capital              132,666    132,666
   Treasury stock, at cost;
     672,100 shares                         (7,294)    (7,294)
   Retained earnings                        37,374     34,277
                                         ---------  ---------

        Total stockholders' equity         162,909    159,812
                                         ---------  ---------
Total liabilities and stockholders'
   equity                                $ 386,571  $ 389,135
                                         =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars in thousands, except per share data)
                           (Unaudited)

                                         For the Three Months
                                            Ended June 30,
                                         -------------------
                                           1999        1998
                                         --------   --------

Revenues:
  Casino                                 $ 80,255   $ 77,024
  Food and beverage                         2,342      2,510
  Hotel                                       494        989
  Other                                       959      1,042
                                         --------   --------
                                           84,050     81,565
                                         --------   --------
Costs and expenses:
  Casino                                   35,586     35,846
  Food and beverage                         1,973      2,111
  Hotel                                       200        397
  Other operating expenses                 10,023     10,603
  Selling, general and administrative      14,769     13,456
  Corporate and other non-operating
   costs                                    3,778      1,854
  Allocated amounts of joint venture        2,669      2,721
  Depreciation and amortization             4,871      4,936
                                         --------   --------
                                           73,869     71,924
                                         --------   --------
 Income before other income (expense)
   and provision for income taxes          10,181      9,641
                                         --------   --------
Other income (expense):
  Interest income                              89         60
  Interest expense                         (4,976)    (5,701)
                                         --------   --------
                                           (4,887)    (5,641)
                                         --------   --------

Income before provision for income taxes    5,294      4,000

Provision for income taxes                  2,197      1,560
                                         --------   --------
Net income                               $  3,097   $  2,440
                                         ========   ========

Earnings per common share
  Basic and diluted                      $   0.10   $   0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)
                           (Unaudited)

                                         For the Three Months
                                            Ended June 30,
                                         --------------------
                                           1999       1998
                                         ---------  ---------
Cash flows from operating activities:
    Net income                           $   3,097  $   2,440
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
       Depreciation and amortization         4,871      4,936
       Equity in allocated amounts of
        joint venture                        1,188      1,145
       Other                                    25         88
    Changes in assets and liabilities:
        Accounts and notes receivable           96        914
        Inventories, prepaid expenses and
         other assets                         (334)     1,868
        Accounts payable and accrued
         liabilities                         1,424     (3,153)
        Other liabilities                     (876)        20
                                          --------   --------
         Net cash provided by operating
          activities                         9,491      8,258
                                          --------   --------
Cash flows from investing activities:
    Purchases of property and equipment     (5,019)    (2,123)
    Proceeds from disposal of property and
     equipment                                 782         24
                                          --------   --------
         Net cash used in investing
          activities                        (4,237)    (2,099)
                                          --------   --------
Cash flows from financing activities:
    Proceeds from issuance of long-term
     debt                                    5,000      9,000
    Repayments of long-term debt           (10,541)   (12,980)
    Debt issuance costs                          -       (164)
                                          --------   --------
          Net cash used in financing
          activities                        (5,541)    (4,144)
                                          --------   --------
Net increase (decrease) in cash and cash
 equivalents                                  (287)     2,015

Cash and cash equivalents at beginning of
 period                                     25,687     17,223
                                          --------   --------
Cash and cash equivalents at end of
 period                                   $ 25,400   $ 19,238
                                          ========   ========

Supplemental cash flow disclosure:
    Interest paid                         $  9,319   $  9,280
    Income taxes paid                            1          2

The accompanying notes are an integral part of these condensed consolidated financial statements.

             PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


Note 1 - Basis of Presentation
------------------------------

            The  accompanying  unaudited  condensed  consolidated
financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended March 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made.

           The  results of operations for the three months  ended
June 30, 1999, are not necessarily indicative of the operating results for the full year.

            Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.

Note 2 - Casino Revenues and Promotional Allowances
---------------------------------------------------

           Casino revenues are the net of gaming wins less gaming losses. Revenues exclude the retail value of complimentary food and beverage, hotel accommodations and other items furnished to customers, which totaled approximately $5,802,000 and $6,126,000 for the three months ended June 30, 1999 and 1998, respectively.

           The estimated cost of providing such complimentary services are included in casino costs and expenses through inter-department allocations from the department granting the services as follows:

                                    For the Three Months
                                       Ended June 30,
                                   ----------------------
                                   (dollars in thousands)
                                      1999         1998
                                   ---------    ---------
      Food and beverage            $   3,970    $   4,248
      Other                              414          433
                                   ---------    ---------
                                   $   4,384    $   4,681
                                   =========    =========

Note 3 - Allocated Amounts of Joint Venture
-------------------------------------------

     The Company owns a 50% interest in a casino entertainment facility in Maryland Heights, Missouri (the "joint venture").
The investment in the joint venture is accounted for using the equity method of accounting.

     Summary condensed financial information for the joint
venture is as follows:
                                    For the Three Months
                                       Ended June 30,
                                   ----------------------
                                   (dollars in thousands)
                                      1999         1998
                                   ---------    ---------

      Net revenues                 $   5,545    $   4,914
      Depreciation and
       amortization                $   2,376    $   2,328
      Net loss                     $   5,338    $   5,441

             PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


Note 4 - Earnings Per Share
---------------------------

           The following table illustrates the computation of basic and diluted earnings per share:

                                     For the Three Months
                                        Ended June 30,
                                   ------------------------
                                      1999         1998
                                   ----------    ----------
     Numerator:
       Net income                  $3,097,000    $2,440,000

     Denominator:
       Denominator for basic
        earnings per share-
        weighted-average shares    32,032,737    31,941,579

     Effect of dilutive
       securities-stock options       223,458       147,286
                                   ----------    ----------
     Denominator for diluted
       earnings per share-
       adjusted weighted-average
       shares                      32,256,195    32,088,865
                                   ==========    ==========

     Basic earnings per share      $     0.10    $     0.08
                                   ==========    ==========

     Diluted earnings per share    $     0.10    $     0.08
                                   ==========    ==========


Note 5 - Loan Modification and Forbearance Agreement
----------------------------------------------------

     On June 30, 1999, a note receivable in the amount of $1,500,000 matured without payment. On July 13, 1999, the maker of the note entered into a Loan Modification and Forbearance Agreement with the Company, under which the maker paid the Company $900,000 against the note, which payment was used to satisfy approximately $300,000 of accrued and unpaid interest, and approximately $600,000 of unpaid principal. Under the terms of the agreement, the maker was to satisfy the approximate $900,000 remaining principal balance, with interest, in three equal consecutive monthly installments, with full payment of the note to be made by September 30, 1999. The first of the three monthly installments was received on August 2, 1999. On August 9, 1999, the maker of the note accelerated the terms of the agreement and paid the remaining principal and interest due on the loan.

Note 6- Contingencies
---------------------

      In April, 1997, a federal investigation of former Louisiana Governor Edwin Edwards, his son Stephen Edwards, Richard D. Shetler and others with respect to their involvement in the riverboat gaming industry and other matters became public. Upon learning of the investigation, the Company immediately began cooperating with the federal authorities. (Stephen Edwards is a former outside attorney and Richard D. Shetler is a former consultant to and lobbyist for the Company in Louisiana.) In August, 1998, the Company was advised in writing by the United States Attorney that neither the Company nor its current or former employees were subjects or targets of the federal investigation. On October 9, 1998, Richard D. Shetler pleaded guilty to conspiracy to commit extortion of the Company. On November 6, 1998, a grand jury of the United States District Court for the Middle District of Louisiana returned an indictment against Edwin Edwards, Stephen Edwards, and four other defendants for matters relating to the riverboat casino industry. The indictment charges Edwin Edwards and Stephen Edwards with extorting and conspiring to extort the Company in violation of the Racketeer Influenced Corrupt Organizations Act and interstate travel in aid of racketeering. On November 12, 1998, the defendants pleaded not guilty to the allegations set forth in the indictment. The Missouri Gaming Commission, the Illinois Gaming Board and the Louisiana Gaming Control Board are each aware of and are each investigating the involvement of the Company in the Shetler and Edwards cases to determine the suitability of the
Company  and  its  subsidiaries for  continued  licensure.    The
Company has and will continue to cooperate with the gaming regulatory authorities in their investigations. To date, none of the gaming regulatory authorities has commenced any disciplinary action against the Company or any of its employees as a result of the Shetler and Edwards cases or other related matters.

Assurances cannot be given that disciplinary action will not be commenced or that licenses will be renewed. The Company is unable at this stage to determine the likely outcome of these gaming regulatory investigations or estimate the amount or range of potential loss, if any.

      In June, 1999, the Coushatta Tribe of Louisiana (the "Tribe") informed the Company of the Tribe's intention to file a civil suit. The allegation of this threatened civil action is the Company's wrongful attempt to prevent the Tribe from opening its land-based casino in Louisiana in 1993 and 1994 through the Company's association with Edwin Edwards, Stephen Edwards and Richard D. Shetler. In the opinion of management, based upon the advice of counsel, the Company has committed no wrongdoings, has valid defenses, and will vigorously defend against any claims advanced by the Tribe. The Company is unable at this stage to determine the likely outcome of this threatened civil action or estimate the amount or range of potential loss, if any.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
----------------------------------------------------------

       The Company owns and operates riverboat gaming and entertainment facilities. These include one riverboat casino in Metropolis, Illinois (the "Metropolis facility"), two riverboat casinos in Lake Charles, Louisiana (the "Lake Charles facility") and two contiguous, permanently moored, dockside riverboat casinos in Maryland Heights, Missouri (the "Maryland Heights facility"). The Company also owns and operates a harness horseracing track in Paducah, Kentucky. The Company's fiscal year ends on March 31st. Certain reclassifications have been made to the financial highlights previously presented to conform to current classifications. References to the first quarter of fiscal 2000 or fiscal 1999, mean the three month periods ended June 30, 1999, and June 30, 1998, respectively.

      In February, 1999, the Company entered into a definitive agreement and plan of merger with Jackpot Enterprises, Inc. ("Jackpot"). Pursuant to the terms of the agreement, Jackpot will acquire the Company for $8.25 per share, consisting of $6.75 per share in cash and $1.50 in Jackpot's common stock, subject to adjustment under certain circumstances, for each share of the Company's outstanding common stock. The completion of the merger is subject to a number of conditions, including approval by the stockholders of both companies, receipt of all necessary regulatory approvals (including the approvals of the Illinois, Louisiana, Missouri and Kentucky gaming authorities) and the
financing  of  the  transaction.   A  special  meeting   of   the
stockholders  of  the Company for the purpose  of  approving  the merger with Jackpot and adopting the merger agreement is scheduled to be held on September 14, 1999.

Results of Operations

Comparison of Operating Results for the Three-Month Periods Ended
June 30, 1999 and 1998

Financial Highlights
                              For the Three Months
                                 Ended June 30,
                            -----------------------
                                                         % Increase/
                               1999         1998           Decrease
                            ----------   ----------      -----------
                             (dollars in thousands,
                             except per share data)
Casino Revenues
   Metropolis               $   21,061   $   19,684          7.0
   Lake Charles                 33,988       36,265         (6.3)
   Maryland Heights             25,206       21,075         19.6
                            ----------   ----------      -----------
                            $   80,255   $   77,024          4.2
                            ----------   ----------      -----------

Total Revenues
   Metropolis               $   21,796   $   20,473          6.5
   Lake Charles                 35,817       38,904         (7.9)
   Maryland Heights             26,240       21,991         19.3
   Other                           197          197            -
                            ----------   ----------      -----------
                            $   84,050   $   81,565          3.0
                            ----------   ----------      -----------

Operating Income (Loss)
   Metropolis               $    5,410   $    4,888         10.7
   Lake Charles                  5,575        7,005        (20.4)
   Maryland Heights (a)          3,365          847        297.3
   Corporate and other          (4,169)      (3,099)       (34.5)
                            ----------   ----------      -----------
                            $   10,181   $    9,641          5.6
                            ----------   ----------      -----------

Other Information
   Depreciation and
    amortization (b)        $    4,871   $    4,936         (1.3)
   Interest expense (net)   $    4,887   $    5,641        (13.4)
   Net income               $    3,097   $    2,440         26.9
   Earnings per share
    assuming dilution       $     0.10   $     0.08         25.0

                              For the Three Months
                                 Ended June 30,
                            -----------------------
                                                         % Increase/
                               1999         1998         Decrease(c)
                            ----------   ----------      -----------
                             (dollars in thousands,
                             except per share data)


Operating Margin (operating
income/total revenues)
   Metropolis                  24.8%        23.9%          .9  pts
   Lake Charles                15.6%        18.0%        (2.4) pts
   Maryland Heights            12.8%         3.9%         8.9  pts
   Consolidated                12.1%        11.8%          .3  pts

(a)   Amount  includes the Company's 50% share  of  the  Maryland
  Heights   joint   venture  operating  losses,   which   include
  depreciation and amortization. Such joint venture operating losses were $2.7 million for each of the three months ended June 30, 1999 and 1998.

(b) Amount excludes the Company's share of the Maryland Heights joint venture depreciation and amortization of approximately $1.2 million and $1.1 million for the three months ended June 30, 1999 and 1998, respectively, which are included in the joint venture operating losses as shown above.

(c) The "% Increase/(Decrease)" for operating margins represents the absolute difference in percentage points (pts) between the two periods.

     Increases in casino revenues and operating income experienced during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 were primarily attributable to the Company's Maryland Heights facility. Increases at this facility are due to the continued growth in the St. Louis gaming market. Slot revenue was the primary driver for these revenue increases. The Maryland Heights facility added approximately 150 slot machines during the first quarter of fiscal 2000.

     The Company's Metropolis facility also experienced improved results quarter-over-quarter. A reconfiguration of the gaming floor plus the introduction of new slot product during the quarter contributed to the 10.9% increase in slot revenue at this facility. On June 25, 1999, the Governor of Illinois signed a bill into law allowing dockside gaming for all Illinois casinos. The Metropolis facility commenced dockside gaming operations on June 26, 1999.

     Casino revenues and operating income at the Lake Charles facility were negatively impacted during the first quarter of fiscal 2000 by disruption associated with the demolition of the former Players Hotel and the construction of a 250-space surface parking lot on the former hotel site. In addition, the facility continued to be affected by Interstate 10 ("I-10") road construction. While the road construction has moved east of the facility, signage in the area encourages both eastbound and westbound travelers to follow alternate routes. Thus, traffic flow and access to the property continue to be impeded and will continue to be through the end of this phase of construction. This phase of construction is expected to be completed during October 1999. As a result of the I-10 road construction, coupled with competitive pressures, operating results could continue to be negatively impacted through, and perhaps beyond, the construction period.

     Hotel revenues decreased by approximately $500,000 quarter-to-quarter due to the November 1998 closure of the former
Players Hotel in Lake Charles. The Company now operates only one hotel.

     Corporate and other expenses increased in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 by approximately $1.1 million primarily due to a $750,000 charge in conjunction with an executive severance arrangement and approximately $500,000 in merger and acquisition expenses
related   to  the  Company's  anticipated  merger  with   Jackpot
Enterprises, Inc. This was partially offset by legal and consulting expenses incurred during the first quarter of fiscal 1999 related to the "boat-in-a-moat" proceedings of approximately $250,000.

     Net interest expense decreased approximately $750,000 in the first quarter of fiscal 2000 as compared to the first quarter  of
fiscal   1999,  primarily  due  to  reductions  in  the   amounts
outstanding under the Company's line of credit.

Additional Factors Affecting Future Operating Income

      On May 26, 1999, the Missouri Gaming Commission proposed a regulation change that would eliminate the existing restrictions on boarding times on riverboat casinos in the state. State regulators voted on July 28, 1999 to test "open boarding" on the eastern side of the state, including the Company's Maryland Heights facility. Effective August 16, 1999, the Company will begin its 60-day test program allowing continuous boarding.

      A bill that had been approved by the Missouri State Legislature that would have permitted gaming patrons to play slot machines using credits received in exchange for currency inserted into slot machine bill acceptors was vetoed by the Governor of Missouri in July, 1999.

Capital Resources and Liquidity

      During the three months ended June 30, 1999, cash generated by operations was used to reduce the amount outstanding under the Company's line of credit from $5 million as of March 31, 1999 to $0 as of June 30, 1999. In addition, the Company's capital expenditures for the quarter totaled approximately $5 million.

     On June 30, 1999, a note receivable in the amount of $1,500,000 matured without payment. On July 13, 1999, the maker of the note entered into a Loan Modification and Forbearance Agreement with the Company, under which the maker paid the Company $900,000 against the note, which payment was used to satisfy approximately $300,000 of accrued and unpaid interest, and approximately $600,000 of unpaid principal. Under the terms of the agreement, the maker was to satisfy the approximate $900,000 remaining principal balance, with interest, in three equal consecutive monthly installments, with full payment of the note to be made by September 30, 1999. The first of the three monthly installments was received on August 2, 1999. On August 9, 1999, the maker of the note accelerated the terms of the agreement and paid the remaining principal and interest due on the loan.

Contingencies

      In April, 1997, a federal investigation of former Louisiana Governor Edwin Edwards, his son Stephen Edwards, Richard D. Shetler and others with respect to their involvement in the riverboat gaming industry and other matters became public. Upon learning of the investigation, the Company immediately began cooperating with the federal authorities. (Stephen Edwards is a former outside attorney and Richard D. Shetler is a former consultant to and lobbyist for the Company in Louisiana.) In August, 1998, the Company was advised in writing by the United States Attorney that neither the Company nor its current or former employees were subjects or targets of the federal investigation. On October 9, 1998, Richard D. Shetler pleaded guilty to conspiracy to commit extortion of the Company. On November 6, 1998, a grand jury of the United States District Court for the Middle District of Louisiana returned an indictment against Edwin Edwards, Stephen Edwards, and four other defendants for matters relating to the riverboat casino industry. The indictment charges Edwin Edwards and Stephen Edwards with extorting and conspiring to extort the Company in violation of the Racketeer Influenced Corrupt Organizations Act and interstate travel in aid of racketeering. On November 12, 1998, the defendants pleaded not guilty to the allegations set forth in the indictment. The Missouri Gaming Commission, the Illinois Gaming Board and the Louisiana Gaming Control Board are each aware of and are each investigating the involvement of the Company in the Shetler and Edwards cases to determine the suitability of the
Company  and  its  subsidiaries for  continued  licensure.    The
Company has and will continue to cooperate with the gaming regulatory authorities in their investigations. To date, none of the gaming regulatory authorities has commenced any disciplinary action against the Company or any of its employees as a result of the Shetler and Edwards cases or other related matters. Assurances cannot be given that disciplinary action will not be commenced or that licenses will be renewed. The Company is unable at this stage to determine the likely outcome of these gaming regulatory investigations or estimate the amount or range of potential loss, if any.

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

     In its initiative to become Year 2000 compliant, the Company has conducted a comprehensive review of its hardware, software, systems relying on embedded chips, and its vendor affiliates. For purposes of this process, the Company identified five phases in its Year 2000 Readiness Plan, which include awareness, assessment, renovation, testing and implementation. The awareness and assessment phases have been completed and the Company is now in the process of completing the upgrade cycle for its major Information Technology, or IT, systems. The Company does not rely on internally developed, proprietary systems, but rather on "canned" software solutions purchased from third party vendors. As part of the upgrade process, testing and implementation of new IT systems will be completed. All critical operating systems have been updated and deemed compliant with the exception of the Company's slot accounting system at its Lake
Charles facility. The Lake Charles facility is currently installing a new Year 2000 compliant slot accounting system as part of its planned change in operating platforms. Installation of this new system should be complete by August 31, 1999.

      A complete inventory and identification of embedded systems and vendor affiliates has been completed. The Company is currently in the process of testing its embedded systems for Year 2000 compliance and performing follow-up communication with its critical vendors to assess their respective Year 2000 compliance status. The Company's current focus is on the testing phase and any necessary renovation of assets identified as critical. The Company anticipates completing its testing as well as its overall Year 2000 readiness by September 30, 1999.

      The Company has initiated the design of a comprehensive contingency plan to address alternative solutions for any remaining potential Year 2000 exposure or possible unforeseen system failures. Critical operating systems are backed up by detailed manual procedures that are initiated during periods of system malfunctions. Nonetheless, the Company believes there are a number of external risk factors that are out of the Company's control, which could have a material effect on results of operations or financial position. The most serious of these external risk factors include, but are not limited to, the failure of utility providers to continue service (including electricity, gas, water, sewer and similar services), the disruption of banking services (including the Company's access to cash and the ability of customers to access cash through the use of automated teller machines), and the U.S. Coast Guard imposed waterway closures. Like all other businesses, the Company's ability to predict the eventual outcome of the Year 2000 problem is hampered by the breadth and the depth of the issue and the unprecedented nature of the problem. However, the Company believes it is taking the necessary steps within its power to mitigate any potential disruption in operations and financial losses that could result.

      As of July 31, 1999, the Company had either expended or committed approximately $660,000 on its Year 2000 compliance efforts and expects to expend no more than $1.0 million in the aggregate. Estimated completion dates and total costs are
reflective  of  management's  best  estimates;  however,   actual
results could differ.

Forward Looking Information

     Certain information included in this section and elsewhere in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the approval and subsequent closing of the merger between the Company and Jackpot, the effects of competition, the resolution of pending or threatened litigation or regulatory proceedings, I-10 road construction in Lake Charles, dockside gaming in Illinois, Year 2000 compliance efforts and costs, future borrowing and capital costs, plans for future expansion and property enhancements, business development activities, capital expenditure programs and requirements, financing sources and the effects of legislation and regulation (including possible gaming legislation, gaming licensure and regulation, state and local regulation, tax regulation, and the potential for regulatory reform). Forward looking statements can generally be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions, and the Company's future financial condition and results of operations. These uncertainties and risks include, but are not limited to, those relating to the approval and subsequent closing of the merger between the Company and Jackpot, conducting operations in an increasingly competitive environment, changes in state and local gaming laws and regulations, development and construction activities, leverage and debt service requirements (including sensitivity to fluctuation in interest rates), general economic conditions, the results of various gaming regulatory authorities' investigations as to the Company's suitability for continued licensure, changes in federal and state tax laws, the disruption to Lake Charles operations caused by road construction, dockside gaming in Illinois, Year 2000 compliance efforts and costs, action taken under applications for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and regulations), and the legalization of gaming in certain jurisdictions. As a consequence, current plans, anticipated actions, and future financial condition and results from operations may differ from those expressed in any forward-looking statements made by or on behalf of the Company and no assurance can be given that such statements will prove to be correct.

Item  3.   Quantitative and Qualitative Disclosure  About  Market
           Risk.
-----------------------------------------------------------------

           Not Applicable

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings.
----------------------------

Coushatta Tribe of Louisiana Threatened Action

      The  Company  received a letter from counsel purporting  to represent  the  Coushatta Tribe of Louisiana and  threatening  to file on July 15, 1999, a civil action alleging restraint of trade, unfair trade practices and violations of the Racketeer Influenced Corrupt Organizations Act arising out of alleged attempts by the Company to prevent the Tribe from opening its land-based casino, which opened in 1995. The draft complaint that was included with this letter seeks damages in the amount of $30 million, plus treble damages and recovery of attorney's fees and costs. As of the date of this document, no complaint has been filed. If a complaint is eventually filed, the Company would vigorously defend the action.

Item 5.   Other Information.
----------------------------

           Effective July 12, 1999, Howard A. Goldberg, the Company's Acting Chairman of the Board, President and Chief Executive Officer resigned all of his positions with the Company, pursuant to an agreement between Mr. Goldberg and the Company. John Groom, the Company's Executive Vice President and Chief Operating Officer, was appointed President and Chief Executive Officer to fill the vacancies created by Mr. Goldberg's resignation. Mr. Groom joined the Company in 1996 and has over 20 years of casino management experience. Mr. Groom will continue as Chief Operating Officer and a member of the Board of Directors.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

Exhibits filed with this Form 10-Q:

Exhibit No.            Exhibit Description
-----------            -------------------

10.1            Separation Agreement dated July 1, 1999, between
                Howard A. Goldberg and Players International, Inc.

27.0            Financial Data Schedule


Reports on Form 8-K filed during the quarter:

                None

                            SIGNATURE

      Pursuant to the requirements of the Securities and Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                              PLAYERS INTERNATIONAL, INC.

Date: August 11, 1999         By: /s/  Raymond A. Spera, Jr.
                                  -------------------------------
                                  Raymond A. Spera, Jr.
                                  Vice President, Chief Financial Officer,
                                  Treasurer and Secretary
                                  (Principal Financial Officer)