Form 10-Q
period 1999-09-30
PLAYERS INTERNATIONAL INC /NV/
filed 1999-11-12
CIK 796912

3

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                          _____________

                            FORM 10-Q


(Mark One)

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September  30, 1999

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


              APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of November 12, 1999, there were 32,100,237 shares of the registrant's Common Stock outstanding, net of treasury stock.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES

                              INDEX


PART I -  FINANCIAL INFORMATION
                                                                PAGE

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets as of September 30,
     1999 and March 31, 1999                                       3

     Condensed Consolidated Statements of Operations for the
     Three and Six Months Ended September 30, 1999 and 1998        5

     Condensed Consolidated Statements of Cash Flows for the Six
     Months Ended September 30, 1999 and 1998                      6

     Notes to Condensed Consolidated Financial Statements          7

Item 2.Management's Discussion and Analysis of Financial
     Condition and Results of Operations                          11

Item 3.Quantitative and Qualitative Disclosures About Market Risk 18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                         19

Item 6. Exhibits and Reports on Form 8-K                          19

        Signature                                                 20

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements.
------------------------------


          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)

                             ASSETS
                             ------

                                           September   March
                                              30,       31,
                                             1999      1999
                                           ---------  --------
                                          (Unaudited)
Current assets:
    Cash and cash equivalents               $ 35,329  $ 25,687
    Accounts receivable, net of allowance
     for doubtful accounts of
     $392 at September 30, 1999 and
     $461 at March 31, 1999                   1,579      1,882
    Notes receivable                              -      1,500
    Inventories                               1,283      1,164
    Deferred income tax                       3,281      3,281
    Prepaid expenses and other current
     assets                                   4,536      2,715
                                           --------    -------

           Total current assets              46,008     36,229
                                           --------    -------

Property and equipment, net of
 accumulated depreciation and
 amortization of $68,759 at
 September 30, 1999 and $59,846
 at March 31, 1999                          223,000    222,437
                                           --------   --------

Intangibles, net of accumulated
 amortization of $5,023 at
 September 30, 1999 and $4,535 at
 March 31, 1999                              34,180     34,344
                                           --------   --------

Investment in joint venture                  88,586     91,034

Other assets                                  4,660      5,091
                                           --------   --------

Total assets                               $396,434   $389,135
                                           ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
            (dollars in thousands, except par value)

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

                                         September     March
                                            30,         31,
                                           1999        1999
                                       ------------  ---------
                                        (Unaudited)

Current liabilities:
    Current portion of long-term debt    $        -  $     541
    Accounts payable                          4,451      3,627
    Accrued liabilities                      32,475     31,197
    Other liabilities                        32,223     19,555
                                         ----------  ---------

           Total current liabilities         69,149     54,920
                                         ----------  ---------

Deferred income tax                           2,959      2,959
                                         ----------  ---------

Long-term debt, net of current portion      150,000    155,000
                                         ----------  ---------

Other long-term liabilities                  16,138     16,444
                                         ----------  ---------

Stockholders' equity:
   Preferred stock, no par value,
 Authorized- 10,000,000 shares,
      Issued- none                                -       -
   Common stock, $.005 par value,
 Authorized- 90,000,000 shares,
  Issued- 32,772,337 at September 30, 1999
   and 32,704,837 at March 31, 1999             164        163
   Additional paid-in capital               133,033    132,666
   Treasury stock, at cost; 672,100 shares  (7,294)    (7,294)
   Retained earnings                         32,285     34,277
                                           --------  ---------

              Total stockholders' equity    158,188    159,812
                                           --------  ---------

Total liabilities and stockholders' equity $396,434   $389,135
                                           ========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars in thousands, except per share data)
                           (Unaudited)

                         For the Three Months    For the Six Months
                          Ended September 30,    Ended September 30,
                             1999      1998         1999      1998
                             ----      ----         ----      ----
Revenues:
  Casino                   $ 83,494 $ 82,687      $163,749  $159,711
  Food and beverage           2,392    2,586         4,734     5,096
  Hotel                         469      959           963     1,948
  Other                       1,386    1,021         2,345     2,063
                            ------- --------      --------  --------
                             87,741   87,253       171,791   168,818
                            ------- --------      --------  --------

Costs and expenses:
  Casino                     37,464   36,942        73,050    72,305
  Food and beverage           1,943    2,209         3,916     4,320
  Hotel                         192      445           392       842
  Other operating expenses   10,711   10,271        20,734    20,874
  Selling, general and
   administrative            15,431   15,489        30,200    28,945
  Corporate and other non-
   operating costs            3,421    3,461         7,199     5,798
  Allocated amounts of
   joint venture              2,673    2,718         5,342     5,439
  Jackpot termination fee    13,500        -        13,500         -
  Depreciation and
   amortization               4,967    4,992         9,838     9,928
                            ------- --------      --------  --------
                             90,302   76,527       164,171   148,451
                            ------- --------      --------  --------

Income before other income
 (expense) and provision for
 income taxes               (2,561)   10,726         7,620    20,367

Other income (expense):
  Interest income               162      220           251       280
  Interest expense          (4,883)  (5,410)       (9,859)  (11,111)
                            -------  -------       -------  --------
                            (4,721)  (5,190)       (9,608)  (10,831)
                            -------  -------       -------  --------

Income (loss) before
 provision (benefit) for
 income taxes               (7,282)    5,536       (1,988)     9,536

Provision (benefit) for
 income taxes               (2,193)    2,159             4     3,719
                          --------- --------     ---------  --------

Net income (loss)         $ (5,089) $  3,377     $ (1,992)  $  5,817
                          ========= ========     =========  ========

Earnings (loss) per
 common share
 Basic and diluted        $  (0.16) $   0.11     $  (0.06)  $   0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

          PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)
                           (Unaudited)
                                            For the Six Months
                                            Ended September 30,
                                               1999      1998
                                               ----      ----

Cash flows from operating activities:
  Net (loss) income                       $ (1,992)    $ 5,817
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization              9,838      9,928
   Equity in allocated amounts of joint
    venture                                   2,432      2,432
   Loss on disposition of property and
    equipment                                    43        270
   Other                                       (69)        318
Changes in assets and liabilities:
   Accounts and notes receivable              1,873      1,044
   Inventories, prepaid expenses and
    other assets                              (583)      (334)
   Income taxes                             (1,372)      4,424
   Accounts payable and accrued
    liabilities
   Other liabilities                          2,182      1,923
                                             12,300         37
                                           --------    -------

    Net cash provided by operating
      activities                             24,652     25,859
                                           --------    -------

Cash flows from investing activities:
    Purchases of property and equipment    (10,620)    (4,217)
    Proceeds from disposal of property and
     equipment                                  785         34
                                           --------    -------

    Net cash used in investing activities   (9,835)    (4,183)
                                           --------    -------

Cash flows from financing activities:
    Proceeds from issuance of long-term
     debt                                     5,000     10,000
    Repayments of long-term debt           (10,541)   (26,974)
    Exercise of stock options                   366          -
    Debt issuance costs                           -      (190)
    Other                                         -          1
                                           --------  ---------

    Net cash used in financing activities    (5,175)  (17,163)
                                           ---------  --------

Net increase in cash and cash equivalents      9,642     4,513

Cash and cash equivalents at beginning of
period                                        25,687    17,223
                                           ---------   -------

Cash and cash equivalents at end of period  $ 35,329  $ 21,736
                                           =========  ========

Supplemental cash flow disclosure:
    Interest paid                           $ 10,067  $ 10,815
    Income taxes paid                       $  2,450  $  1,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 - Basis of Presentation
------------------------------

            The  accompanying  unaudited  condensed  consolidated
financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended March 31, 1999. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made.
           The results of operations for the six months ended September 30, 1999, are not necessarily indicative of the operating results for the full year.

            Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.

Note 2 - Agreement and Plan of Merger
-------------------------------------

      On  August 19, 1999, the Company entered into an  Agreement
and  Plan  of Merger with Harrah's Entertainment, Inc.   Pursuant
to the terms of the merger agreement, the Company's stockholders will receive $8.50 in cash per share of the Company's common
stock.     The  execution  of  the  definitive  merger  agreement
followed   the  termination  of  the  previously  signed   merger
agreement between the Company and Jackpot Enterprises, Inc. after the Company's Board of Directors determined that the Harrah's
offer constituted a superior proposal to the Jackpot offer.   The
$13.5 million termination fee which was required under the Jackpot merger agreement was paid to Jackpot by Harrah's on August 19, 1999 and was recorded as a charge to earnings during the quarter ending September 30, 1999 (See Note 6 - Contingencies-
Jackpot   Termination  Fee).  The  stockholders  of  the  Company
approved the merger with Harrah's at a special meeting of the stockholders held on October 28, 1999. Approximately 81% of the Company's issued and outstanding shares were represented at the meeting and more than 99% of those shares were voted in favor of the merger. The completion of the merger is still subject to the receipt of regulatory approvals, including the approvals of the Illinois, Louisiana, Missouri and Kentucky gaming authorities. After the special meeting, the Company and Harrah's mutually agreed to extend the date by which the merger must be completed from October 31, 1999 to January 31, 2000, as contemplated in the merger agreement. Closing is anticipated around the end of the calendar year.

Note 3 - Casino Revenues and Promotional Allowances
---------------------------------------------------

           Casino revenues are the net of gaming wins less gaming losses. Revenues exclude the retail value of complimentary food and beverage, hotel accommodations and other items furnished to customers, which totaled approximately $6.2 million and $5.9 million and $12.0 million and $12.1 million for the three and six months ended September 30, 1999 and 1998, respectively.

           The estimated cost of providing such complimentary services are included in casino costs and expenses through inter-department allocations from the department granting the services as follows:
                              For the Three Months   For the Six Months
                                Ended September 30,  Ended September 30,
                                   (dollars in          (dollars in
                                   thousands)           thousands)
                                   1999     1998      1999      1998
                                   ----     ----      ----      ----
         Food and beverage       $ 4,268  $ 4,345   $ 8,238  $ 8,593
         Other                       435      351       849      784
                                 -------  -------   -------  -------
                                 $ 4,703  $ 4,696   $ 9,087  $ 9,377
                                 =======  =======   =======  =======

Note 4 - Allocated Amounts of Joint Venture
-------------------------------------------

     The Company owns a 50% interest in a casino entertainment facility in Maryland Heights, Missouri (the "joint venture").
The investment in the joint venture is accounted for using the equity method of accounting.

     Summary condensed financial information for the joint venture is as follows:

                               For the Three Months  For the Six Months
                                Ended September 30,   September 30,
                              (dollars in thousands)(dollars in thousands)
                                    1999      1998     1999      1998
                                    ----      ----     ----      ----
         Net revenues             $ 5,588  $ 5,217    $11,133  $10,131
         Depreciation and
          amortization            $ 2,488  $ 2,524    $ 4,864  $ 4,852
         Net loss                 $ 5,346  $ 5,436    $10,684  $10,877

Note 5 - Earnings Per Share
----------------------------

           The following table illustrates the computation of basic and diluted earnings (loss) per share:

                         For the Three Months    For the Six Months
                          Ended September 30,    Ended September 30,
                             1999      1998        1999        1998
                             ----      ----        ----        ----

   Numerator:
      Net income (loss) $(5,089,000) $3,377,000 $(1,992,000)$ 5,817,000

   Denominator:
     Denominator for basic
      earnings per share-
      weighted-average
      shares              32,064,286 31,941,737  32,048,511  31,941,640

   Effect of dilutive
      securities-stock
      options                      -    138,850           -     143,068
                        ------------ ----------  ----------  ----------

   Denominator for diluted
      earnings per share-
      adjusted weighted-
      average shares      32,064,286 32,080,587  32,048,511  32,084,708
                         =========== ==========  ==========  ==========
   Basic earnings (loss)
      per share           $   (0.16) $     0.11  $   (0.06)  $     0.18
                          ========== ==========  ==========  ==========
   Diluted earnings (loss)
      per share           $   (0.16) $     0.11  $   (0.06)  $     0.18
                          ========== ==========  ==========  ==========

Note 6 - Contingencies
----------------------
      The Company and its subsidiaries are defendants in certain litigation. In the opinion of management, based upon the advice of counsel, the aggregate liability, if any, arising from such other litigation will not have a material adverse effect on the accompanying condensed consolidated financial statements.

Louisiana Investigation

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

      On August 17, 1999, the Louisiana Gaming Control Board received and made public a report by the Riverboat Gaming Division of the Louisiana State Police concerning the investigation of the Company in relation to the Shetler and Edwards cases. The report alleges, among other things, that the Company did not report certain matters to the Louisiana regulatory authorities and that these actions may provide grounds for the Louisiana Gaming Control Board to not renew the Company's licenses or to impose sanctions as a condition of license renewal. The Louisiana Gaming Control Board took no action on the report, but a hearing has been scheduled for December 1 and 2, 1999. The Louisiana Gaming Control Board has conditionally renewed the Company's two licenses, pending the outcome of a hearing on the report.

           Assurances cannot be given that disciplinary action will not be commenced or that the licenses will be renewed. The Company is unable at this stage to determine the likely outcome of these gaming regulatory investigations or estimate the amount or range of potential loss, if any.

Coushatta Tribe of Louisiana Threatened Civil Action

           In June, 1999, the Coushatta Tribe of Louisiana (the "Tribe") informed the Company of the Tribe's intention to file a civil suit. In this threatened civil action, it is alleged that the Company wrongfully attempted to prevent the Tribe from opening its land-based casino in Louisiana in 1993 and 1994. In the opinion of management, based upon the advice of counsel, the Company has committed no wrongdoings, has valid defenses, and will vigorously defend against any claims advanced by the Tribe. The Company is unable at this stage to determine if this threatened civil action will ever be filed, or if it is filed, to estimate the amount or range of potential loss, if any.

State of Louisiana Sales and Use Tax Assessment

      The Company has received Notices of Proposed Tax Due from the State of Louisiana, Department of Revenue asserting amounts due for Louisiana General Sales Tax, Louisiana Recovery District Tax, and Louisiana Tourism Promotion District Tax. The total amount assessed is approximately $4.3 million, including approximately $1.5 million in interest. The majority of the tax due relates to the construction of the entertainment barge in Lake Charles. The Company believes that this barge and the materials that became component parts of the barge are exempt from sales and use tax in Louisiana. In addition, pursuant to the terms of a certain Mutual Receipt, Release and Subrogation Agreement, certain third parties agreed to indemnify and defend the Company against such tax liability. The Company intends to vigorously enforce such rights of indemnification, if necessary.

Jackpot Termination Fee

      As discussed in Note 2 above, the $13.5 million termination fee required under the Jackpot merger agreement was paid to Jackpot by Harrah's. The Company must reimburse Harrah's the entire fee in the following circumstances:

     if Harrah's terminates the merger agreement in the event the Company's board withdraws its recommendation of the Harrah's transaction or recommends an alternative transaction;

     if Harrah's terminates the merger agreement after the Company receives a superior proposal from a third party;

     if Harrah's terminates the merger agreement in the event of a material breach of the agreement by the Company; or

     if Harrah's terminates the merger agreement in the event of the revocation of the Company's gaming license in Louisiana or the imposition of a materially adverse fine in connection with the Shetler-Edwards matter.

     This  reimbursement would be in addition to the  payment  of
the   $13.5   million  termination  fee  to   Harrah's   in   the
circumstances specified in the merger agreement.

      The Company must reimburse Harrah's for half the $13.5 million termination fee paid by Harrah's to Jackpot if the expiration date passes and either party chooses to terminate the merger agreement, or if completion of the merger is permanently prohibited by a court or governmental entity.

Open Boarding - Illinois

     A challenge has been mounted to the recent amendment to the Illinois law that allows for open boarding at Illinois gaming facilities and also allows an existing licensee to own more than 10% of a second Illinois owner's license. This amendment contains an "unseverability" provision, meaning that if any one portion of the amendment is determined to be invalid, the entire amendment is deemed invalid. The Company is unable to determine at this stage whether the pendency of this challenge to the recent Illinois amendment will affect the receipt of regulatory approval needed from Illinois gaming authorities for the merger with Harrah's, as presently contemplated. In addition, if the amendment is deemed invalid and open boarding ceases, the financial performance at the Metropolis facility could be negatively impacted.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.
----------------------------------------------------------

       The Company owns and operates riverboat gaming and entertainment facilities. These include one dockside riverboat casino in Metropolis, Illinois (the "Metropolis facility"), two riverboat casinos in Lake Charles, Louisiana (the "Lake Charles facility") and two contiguous, permanently moored, dockside riverboat casinos in Maryland Heights, Missouri (the "Maryland Heights facility"). The Company also owns and operates a harness horseracing track in Paducah, Kentucky. The Company's fiscal year ends on March 31st. Certain reclassifications have been made to the financial highlights previously presented to conform to current classifications.

      On August 19, 1999, the Company entered into an Agreement and Plan of Merger with Harrah's Entertainment, Inc. Pursuant to the terms of the merger agreement, the Company's stockholders will receive $8.50 in cash per share of the Company's common stock. The execution of the definitive merger agreement followed the termination of the previously signed merger agreement between the Company and Jackpot Enterprises, Inc. after the Company's Board of Directors determined that the Harrah's offer constituted a superior proposal to the Jackpot offer. The $13.5 million termination fee which was required under the Jackpot merger agreement was paid to Jackpot by Harrah's. The stockholders of the Company approved the merger with Harrah's at a special meeting of the stockholders held on October 28, 1999. Approximately 81% of the Company's issued and outstanding shares were represented at the meeting and more than 99% of those shares were voted in favor of the merger. The completion of the merger is still subject to the receipt of regulatory approvals, including the approvals of the Illinois, Louisiana, Missouri and Kentucky gaming authorities. After the special meeting, the Company and Harrah's mutually agreed to extend the date by which the merger must be completed from October 31, 1999 to January 31, 2000, as contemplated in the merger agreement. Closing is anticipated around the end of the calendar year.

Results of Operations

Comparison of Operating Results for the Three-Month Periods Ended
September 30, 1999 and 1998

     References  to the second quarter of fiscal 2000  or  fiscal
1999, mean the three month periods ended September 30, 1999, and September 30, 1998, respectively.

Financial Highlights
--------------------
                            For the Three Months
                             Ended September 30,

                                                    %Increase/
                               1999      1998       Decrease
                               ----      ----       ----------
                            (dollars in thousands,
                            except per share data)

Casino Revenues
   Metropolis              $  24,795   $  20,545       20.7
   Lake Charles               33,230      39,419     (15.7)
   Maryland Heights           25,469      22,723       12.1
                           ---------   ---------     ------
                           $  83,494   $  82,687        1.0
                           ---------   ---------     ------
Total Revenues
   Metropolis              $  25,699   $  21,317       20.6
   Lake Charles               35,035      42,002     (16.6)
   Maryland Heights           26,665      23,633       12.8
   Other                         342         301       13.6
                           ---------   ---------     ------
                           $  87,741   $  87,253        0.6
                           ---------   ---------     ------
Operating Income (Loss)
   Metropolis              $   7,881   $   4,393       79.4
   Lake Charles                3,640       8,416     (56.7)
   Maryland Heights (a)        3,141       1,813       73.2
   Corporate and other      (17,223)     (3,896)    (342.1)
                           ---------   ---------    -------
                           $ (2,561)   $  10,726    (123.9)
                           ---------   ---------    -------

Other Information
   Depreciation and
    amortization (b)       $   4,967   $    4,992     (0.5)
   Interest expense (net)  $   4,721   $    5,190     (9.0)
   Net income (loss)       $ (5,089)   $    3,377   (250.7)
   Earnings (loss) per
    share assuming dilution$  (0.16)   $     0.11   (245.5)

Operating Margin (operating
 income/total revenues) (c)
   Metropolis                 30.7 %       20.6%   10.1  pts
   Lake Charles               10.4 %       20.0%   (9.6) pts
   Maryland Heights           11.8 %        7.7%    4.1  pts
   Consolidated               (2.9)%       12.3%  (15.2) pts


(a) Amount includes the Company's 50% share of the Maryland Heights joint venture operating losses, which include depreciation and amortization. Such joint venture operating losses were $2.7 million for each of the three months ended September 30, 1999 and 1998.

(b) Amount excludes the Company's share of the Maryland Heights joint venture depreciation and amortization of approximately $1.2 million and $1.3 million for the three months ended September 30, 1999 and 1998, respectively, which are included in the joint venture operating losses as shown above.

(c) The "% Increase/(Decrease)" for operating margins represents the absolute difference in percentage points (pts) between the two periods.

     Increases in casino revenues and operating income experienced during the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999 were attributable to the Company's Metropolis and Maryland Heights facilities. Increases at these facilities were partially offset by decreases at the Company's Lake Charles facility.

     The Company's Metropolis facility showed significant improvement quarter-over-quarter. The results reflect a full quarter of dockside gaming as a result of a new law allowing open boarding at all Illinois casinos that went into effect on June 26, 1999. Other factors affecting the current quarter include the replacement of approximately 40% of the facility's slot machines and a reconfiguration of the gaming floor.

     The Maryland Heights facility continued its trend of double-digit revenue growth for the quarter as the St. Louis market continues  to  expand.  Casino revenues in the St.  Louis  market increased 18% during the second quarter of fiscal 2000 as compared to the prior year period. Also contributing to the positive variance was an 18% increase in the slot product available to patrons. On August 16, 1999, the Maryland Heights facility, along with other casinos in eastern Missouri, began a state approved, test program allowing continuous boarding on its riverboats. The program has enhanced customer service by allowing customers greater access to the facility.

     Casino revenues and operating income at the Lake Charles facility were negatively impacted during the second quarter of fiscal 2000 by a number of factors including the ongoing road construction on Interstate 10 ("I-10"), competitive pressures from the Isle of Capri and Grand Casino - Coushatta facilities, and concerns over regulatory issues. While the I-10 road construction has moved east of the facility, signage in the area encourages both eastbound and westbound travelers to follow alternate routes. Thus, traffic flow and access to the property has been impeded. Among other things, over the past year, Grand Casino - Coushatta has added a 250+ room hotel, two new restaurants and an additional 30,000 square feet of gaming space with more than 800 new slot machines. Grand Casino - Coushatta now operates an approximately 100,000 square foot casino.

     Hotel revenues decreased by approximately $500,000 quarter-to-quarter due to the November 1998 closure of the former Players Hotel in Lake Charles. The hotel was demolished to make way for a 250-space surface parking lot that opened in the first quarter of fiscal 2000. The Company now operates only one hotel.

     Corporate and other expenses during the second quarter of fiscal 2000 include approximately $14.8 million in merger and acquisition expenses related to the Company's anticipated merger with Harrah's Entertainment, Inc. and charges related to the prior agreement with Jackpot Enterprises, Inc. $13.5 million of the merger and acquisition expenses relate to the August 19, 1999 payment of a termination fee by Harrah's to Jackpot in connection with the Company terminating its agreement with Jackpot. During the second quarter of fiscal 1999 the company incurred merger and acquisition-related expenses of approximately $600,000 and legal and consulting expenses related to the "boat in a moat" proceedings of approximately $150,000.

     Net interest expense decreased approximately $469,000 in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999, primarily due to reductions in the amounts outstanding under the Company's line of credit.

Comparison of Operating Results for the Six-Month Periods Ended
September 30, 1999 and 1998

     References to the first half of fiscal 2000 or fiscal 1999, mean the six month periods ended September 30, 1999, and September 30, 1998, respectively.

Financial Highlights
--------------------
                            For the Six Months
                            Ended September 30,    %Increase/
                              1999      1998        Decrease
                              ----      ----       ----------
                            (dollars in thousands,
                            except per share data)

Casino Revenues
   Metropolis              $  45,856   $  40,230       14.0
   Lake Charles               67,217      75,683     (11.2)
   Maryland Heights           50,676      43,798       15.7
                           ---------   ---------     ------
                           $ 163,749   $ 159,711        2.5
                           ---------   ---------     ------

Total Revenues
   Metropolis              $  47,496   $  41,790       13.7
   Lake Charles               70,852      80,907     (12.4)
   Maryland Heights           52,905      45,623       16.0
   Other                         538         498        8.0
                           ---------   ---------     ------
                           $ 171,791   $ 168,818        1.8
                           ---------   ---------     ------

Operating Income (Loss)
   Metropolis              $  13,291   $   9,282       43.2
   Lake Charles                9,215      15,421     (40.2)
   Maryland Heights (a)        6,506       2,660      144.6
   Corporate and other      (21,392)     (6,996)    (205.8)
                           ---------   ---------    -------
                           $   7,620   $  20,367     (62.6)
                           ---------   ---------    -------

Other Information
   Depreciation and
    amortization (b)       $   9,838   $   9,928      (0.9)
   Interest expense (net)  $   9,608   $  10,831     (11.3)
   Net income (loss)       $ (1,992)   $   5,817    (134.2)
   Earnings (loss) per
    share assuming dilution$  (0.06)   $    0.18    (133.3)

Operating Margin (operating
income/total revenues) (c)
   Metropolis                  28.0%       22.2%   5.8  pts
   Lake Charles                13.0%       19.1%  (6.1) pts
   Maryland Heights            12.3%        5.8%   6.5  pts
   Consolidated                 4.4%       12.1%  (7.7) pts

(a) Amount includes the Company's 50% share of the Maryland Heights joint venture operating losses, which include depreciation and amortization. Such joint venture operating losses were $5.3 million and $5.4 million for the six months ended September 30, 1999 and 1998, respectively.

(b) Amount excludes the Company's share of the Maryland Heights joint venture depreciation and amortization of approximately $2.4 million for each of the six months ended September 30, 1999 and 1998, which are included in the joint venture operating losses as shown above.

(c) The "% Increase/(Decrease)" for operating margins represents the absolute difference in percentage points (pts) between the two periods.

     Increases in casino revenues and operating income experienced during the first half of fiscal 2000 as compared to the first half of fiscal 1999 were attributable to the Company's Metropolis and Maryland Heights facilities. Increases at these facilities were partially offset by decreases at the Company's Lake Charles facility.

     The Company's Metropolis facility showed significant improvement during the first half of fiscal 2000 as compared to the prior year period. On June 25, 1999, the Governor of Illinois signed a bill into law allowing dockside gaming for all Illinois casinos. The Metropolis facility commenced dockside gaming operations on June 26, 1999. In addition to dockside gaming for slightly more than three months, a reconfiguration of the gaming floor plus the introduction of new slot product during the period contributed to the 17.9% increase in slot revenue at this facility.

     The Maryland Heights facility continued its trend of double-digit revenue growth for the first half of fiscal 2000 as the
St.  Louis  market continues to expand.  Casino revenues  in  the
St. Louis market increased 18% during the first half of fiscal 2000 as compared to the prior year period. Slot revenue was the primary driver for these revenue increases. The Maryland Heights facility added approximately 144 slot machines during the first half of fiscal 2000, increasing its slot product to approximately 1600 units.

     Casino revenues and operating income at the Lake Charles facility were negatively impacted during the first half of fiscal 2000 by a number of factors including the ongoing road construction on I-10, competitive pressures from the Isle of Capri and Grand Casino - Coushatta facilities, and concerns over regulatory issues. While the I-10 road construction has moved east of the facility, signage in the area encourages both eastbound and westbound travelers to follow alternate routes. Thus, traffic flow and access to the property has been impeded. Among other things, over the past year, Grand Casino-Coushatta has added a 250+ room hotel, two new restaurants and an additional 30,000 square feet of gaming space with more than 800 new slot machines. Grand Casino-Coushatta now operates an approximately 100,000 square foot casino. In addition, casino revenues for the six month period ending September 30, 1999, were also impacted by disruption associated with the demolition of the former Players Hotel and the construction of a 250-space surface parking lot on the former hotel site.

     Hotel revenues decreased by approximately $1.0 million in the first half of fiscal 2000 as compared to the prior year period due to the previously mentioned closure of the former
Players Hotel.

     Corporate and other expenses in the first half of fiscal 2000 include approximately $15.3 million in merger and acquisition expenses related to the Company's anticipated merger with Harrah's Entertainment, Inc. and charges related to the prior agreement with Jackpot Enterprises, Inc. $13.5 million of the merger and acquisition expenses relate to the August 19, 1999 payment of a termination fee by Harrah's to Jackpot in connection with the Company terminating its agreement with Jackpot. In addition, a $750,000 charge was incurred in conjunction with an executive severance arrangement. During the first half of fiscal 1999, the Company incurred merger and acquisition-related expenses of approximately $600,000 and legal and consulting expenses related to the "boat-in-a-moat" proceedings of approximately $400,000.

     Net interest expense decreased approximately $1.2 million in the  first half of fiscal 2000 as compared to the first  half  of
fiscal   1999,  primarily  due  to  reductions  in  the   amounts
outstanding under the Company's line of credit.

Additional Factors Affecting Future Operating Income

      On November 20, 1999, the voters of Calcasieu Parish, Louisiana will once again vote on whether or not to allow slot machines at the Delta Downs horse racetrack facility. This issue was previously defeated in October, 1997. If approved and companion tax legislation is passed by the Louisiana Legislature, competition in the Lake Charles market could further intensify.

      The Isle of Capri, a competitor of the Company in Lake Charles, has started construction of an additional 250 unit all-suite hotel. Construction of this new facility, which would strengthen the Isle of Capri's competitive position, is anticipated to be completed in the Fall of 2000.

      Hollywood Park, Inc. has indicated its intentions to apply to the State of Louisiana for a gaming license. It is anticipated that if this license is issued and the Parish voters approve the casino, Hollywood Park would build a $150 million casino complex in Lake Charles, Louisiana.

     A challenge has been mounted to the recent amendment to the Illinois law that allows for open boarding at Illinois gaming facilities and also allows an existing licensee to own more than 10% of a second Illinois owner's license. This amendment contains an "unseverability" provision, meaning that if any one portion of the amendment is determined to be invalid, the entire amendment is deemed invalid. The Company is unable to determine at this stage whether the pendency of this challenge to the recent Illinois amendment will affect the receipt of regulatory approval needed from Illinois gaming authorities for the merger with Harrah's, as presently contemplated. In addition, if the amendment is deemed invalid and open boarding ceases, the financial performance at the Metropolis facility could be negatively impacted.

Capital Resources and Liquidity

      During the first half of fiscal 2000, cash generated by operations was used to fund approximately $10.6 million in capital expenditures and to reduce amounts outstanding under the Company's line of credit from $5.0 million as of March 31, 1999 to $0 as of September 30, 1999.

Contingencies

Louisiana Investigation

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

      On August 17, 1999, the Louisiana Gaming Control Board received and made public a report by the Riverboat Gaming Division of the Louisiana State Police concerning the investigation of the Company in relation to the Shetler and Edwards cases. The report alleges, among other things, that the Company did not report certain matters to the Louisiana regulatory authorities and that these actions may provide grounds for the Louisiana Gaming Control Board to not renew the Company's licenses or to impose sanctions as a condition of license renewal. The Louisiana Gaming Control Board took no action on the report, but a hearing has been scheduled for December 1 and

2,  1999.   The  Louisiana Gaming Control Board has conditionally
renewed the Company's two licenses, pending the outcome of a hearing on the report.

           Assurances cannot be given that disciplinary action will not be commenced or that the licenses will be renewed. The Company is unable at this stage to determine the likely outcome of these gaming regulatory investigations or estimate the amount or range of potential loss, if any.

Coushatta Tribe of Louisiana Threatened Civil Action

           In June, 1999, the Coushatta Tribe of Louisiana (the "Tribe") informed the Company of the Tribe's intention to file a civil suit. In this threatened civil action, it is alleged that the Company wrongfully attempted to prevent the Tribe from opening its land-based casino in Louisiana in 1993 and 1994. In the opinion of management, based upon the advice of counsel, the Company has committed no wrongdoings, has valid defenses, and will vigorously defend against any claims advanced by the Tribe. The Company is unable at this stage to determine if this threatened civil action will ever be filed, or if it is filed, to estimate the amount or range of potential loss, if any.

State of Louisiana Sales and Use Tax Assessment

      The Company has received Notices of Proposed Tax Due from the State of Louisiana, Department of Revenue asserting amounts due for Louisiana General Sales Tax, Louisiana Recovery District Tax, and Louisiana Tourism Promotion District Tax. The total amount assessed is approximately $4.3 million, including approximately $1.5 million in interest. The majority of the tax due relates to the construction of the entertainment barge in Lake Charles. The Company believes that this barge and the materials that became component parts of the barge are exempt from sales and use tax in Louisiana. In addition, pursuant to the terms of a certain Mutual Receipt, Release and Subrogation Agreement, certain third parties agreed to indemnify and defend the Company against such tax liability. The Company intends to vigorously enforce such rights of indemnification, if necessary.

Notice of Violation - Underage Patrons

      On September 13, 1999, the Riverboat Gaming Division of the Louisiana State Police filed a Notice of Violation against Players Lake Charles, LLC with the Louisiana Gaming Control Board alleging that more than ten underage patrons had gained access to the gaming area in each of 1997 and 1998. The matter is not covered by the administrative fine schedule and no hearing date has been scheduled. This matter is currently in the early states of discovery.

      The Company is unable at this stage to determine the likely outcome of this proceeding or estimate the amount or range of potential loss, if any.

Jackpot Termination Fee

  As discussed above, the $13.5 million termination fee required under the Jackpot merger agreement was paid to Jackpot by Harrah's. The Company must reimburse Harrah's the entire fee in the following circumstances:

     if Harrah's terminates the merger agreement in the event the Company's board withdraws its recommendation of the Harrah's transaction or recommends an alternative transaction;

     if Harrah's terminates the merger agreement after the Company receives a superior proposal from a third party;

     if Harrah's terminates the merger agreement in the event of a material breach of the agreement by the Company; or

     if Harrah's terminates the merger agreement in the event of the revocation of the Company's gaming license in Louisiana or the imposition of a materially adverse fine in connection with the Shetler-Edwards matter.

     This  reimbursement would be in addition to the  payment  of
the   $13.5   million  termination  fee  to   Harrah's   in   the
circumstances specified in the merger agreement.

      The Company must reimburse Harrah's for half the $13.5 million termination fee paid by Harrah's to Jackpot if the expiration date passes and either party chooses to terminate the merger agreement, or if completion of the merger is permanently prohibited by a court or governmental entity.

Year 2000

     In its initiative to become Year 2000 compliant, the Company has conducted a comprehensive review of its hardware, software, systems relying on embedded chips, and its vendor affiliates. For purposes of this process, the Company identified five phases in its Year 2000 Readiness Plan, which include awareness, assessment, renovation, testing and implementation. The awareness, assessment and renovation phases are complete and the Company is now in the process of finalizing testing on systems that have been deemed compliant by the vendor, yet remain suspect. All critical operating systems have been updated and deemed compliant.

     The Company is currently in the process of testing its embedded systems for Year 2000 compliance and performing follow-up communication with its critical vendors to assess their respective Year 2000 compliance status. The Company's current focus is on the testing phase and contingency planning for critical areas. The Company anticipates completing its testing as well as its overall Year 2000 readiness by November 30, 1999.

     The Company is developing a comprehensive contingency plan to address alternative solutions for any remaining potential Year 2000 exposure or possible unforeseen system failures. Critical operating systems are backed up by detailed manual procedures that are initiated during periods of system malfunctions. Nonetheless, the Company believes there are a number of external risk factors that are out of the Company's control, which could have a material effect on results of operations or financial position. The most serious of these external risk factors include, but are not limited to, the failure of utility providers to continue service (including electricity, gas, water, sewer and similar services), the disruption of banking services (including the Company's access to cash and the ability of customers to access cash through the use of automated teller machines), and the U.S. Coast Guard imposed waterway closures. Like all other businesses, the Company's ability to predict the eventual outcome of the Year 2000 problem is hampered by the breadth and the depth of the issue and the unprecedented nature of the problem. However, the Company believes it is taking the necessary steps within its power to mitigate any potential disruption in operations and financial losses that could result.

     As of September 30, 1999, the Company had either expended or committed approximately $700,000 on its Year 2000 compliance efforts and expects to expend no more than $1.0 million in the aggregate. Estimated completion dates and total costs are
reflective  of  management's  best  estimates;  however,   actual
results could differ.

Forward Looking Information

     Certain information included in this section and elsewhere in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the approval and subsequent closing of the merger between the Company and Harrah's, the effects of competition, the resolution of pending or threatened litigation or regulatory proceedings, I-10 road construction in Lake Charles, dockside gaming in Illinois, continuous boarding in Missouri, Year 2000 compliance efforts and costs, the approval of slot machines at horse racetrack facilities in Calcasieu Parish, the issuance of Louisiana's 15th gaming license, the outcome of Louisiana sales and use tax assessment, future borrowing and capital costs, plans for future expansion and property enhancements, business development activities, capital expenditure programs and requirements, financing sources and the effects of legislation and regulation (including possible gaming legislation, gaming licensure and regulation, state and local regulation, tax regulation, and the potential for regulatory reform). Forward looking statements can generally be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions, and the Company's future financial condition and results of operations. These uncertainties and risks include, but are not limited to, those relating to the approval and subsequent closing of the merger between the Company and Harrah's, conducting operations in an increasingly competitive environment, changes in state and local gaming laws and regulations, development and construction activities, leverage and debt service requirements (including sensitivity to fluctuation in interest rates), general economic conditions, the results of various gaming regulatory authorities' investigations as to the Company's suitability for continued licensure, changes in federal and state tax laws, the disruption to Lake Charles operations caused by road construction, dockside gaming in Illinois, continuous boarding in Missouri, Year 2000 compliance efforts and costs, the approval of slot machines at horse racetrack facilities in Calcasieu Parish, the issuance of Louisiana's 15th gaming license, the outcome of Louisiana sales and use tax assessment, action taken under applications for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and regulations), and the legalization of gaming in certain jurisdictions. As a consequence, current plans, anticipated actions, and future financial condition and results from operations may differ from those expressed in any forward-looking statements made by or on behalf of the Company and no assurance can be given that such statements will prove to be correct.

Item  3.   Quantitative and Qualitative Disclosure About Market
           Risk.
----------------------------------------------------------------

           Not Applicable

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings.
----------------------------

Douglas Joseph McNeely v. Showboat Star Partnership, et al.

     The Company's Louisiana operating subsidiaries and several other casino operators (collectively, the "Casino Operators") have been named in a lawsuit filed on August 13, 1997 by Douglas
J. McNeely in U.S. District Court for the Eastern District of Louisiana (Civil Action No. 97-2518(B)(4)). In his original and amended complaints, Mr. McNeely alleges that (1) for at least approximately 20 years, he has suffered from a psychological condition that includes "compulsive gambling" as one of its manifestations, (2) the Casino Operators knew of such condition after August 15, 1996, (3) after August 15, 1996, the Casino Operators exploited such condition by enticing and allowing him to gamble in their casinos, and (4) as a consequence of the foregoing, Mr. McNeely suffered significant financial and emotional damages, including direct gambling losses, business losses, the collapse of his marriage and an unfavorable result in the distribution of the marital estate in the attendant divorce action. The Company disputes many of the aspects of Mr. McNeely's complaint, both as to the facts alleged and the amount of damages allegedly incurred by Mr. McNeely. In addition, the Company has raised as a defense Mr. McNeely's failure to follow the statutory "self-exclusion" process available by the filing of an affidavit with the Louisiana gaming regulators (La.R.S. 27:60). The Company has now concluded a favorable settlement of the litigation.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          Exhibits filed with this Form 10-Q:

Exhibit No.         Exhibit Description
-----------         -------------------

4.1       Amendment No. 2 to Rights Agreement

10.1      Second  Amendment dated as of August 19, 1999,  to
          Agreement dated as of August 1, 1997, between Players International, Inc. and John Groom.

27.0      Financial Data Schedule


      Reports on Form 8-K filed during the quarter:

       On  August  19, 1999, a Form 8-K was filed  regarding  the
Agreement and Plan of Merger with Harrah's Entertainment, Inc.

                            SIGNATURE

      Pursuant to the requirements of the Securities and Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                                    PLAYERS INTERNATIONAL, INC.



Date: November 12, 1999             By: /s/ Raymond A. Spera, Jr.
                                        -------------------------
                                        Raymond A. Spera, Jr.
                                        Vice President,
                                        Chief Financial Officer,
                                        Treasurer and Secretary
                                        (Principal Financial Officer)