Form 10-Q
period 1999-12-31
PLAYERS INTERNATIONAL INC /NV/
filed 2000-02-11
CIK 796912

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ______________

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended       December 31, 1999
                                            ____________________________________


                                       or

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For the transition period from _______________to __________________

                         Commission file number       0-14897
                                                  ______________


                           Players International, Inc.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

        Nevada                                            95-4175832
________________________________________________________________________________
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

  1300 Atlantic Ave., Suite 800        Atlantic City, NJ            08401
________________________________________________________________________________
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code          (609) 449-7777
                                                    ____________________________


________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of February 11, 2000, there were 32,286,077 shares of the registrant's Common Stock outstanding, net of treasury stock.

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                  --------------------------------------------

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 1999
         and March 31, 1999                                                    3

         Condensed Consolidated Statements of Operations for the Three
         and Nine Months Ended December 31, 1999 and 1998                      5

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended December 31, 1999 and 1998                               6

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           18


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 6.  Exhibits and Reports on Form 8-K                                     19

         Signature                                                            20

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                     ASSETS

                                                                              December 31,         March 31,
                                                                                   1999              1999
                                                                               ------------       ----------
                                                                               (Unaudited)
Current assets:
    Cash and cash equivalents                                                   $ 27,892           $ 25,687
    Accounts receivable, net of allowance for doubtful accounts of
       $437 at December 31, 1999 and $461 at March 31, 1999                        1,606              1,882
    Notes receivable                                                                   -              1,500
    Inventories                                                                    1,379              1,164
    Deferred income tax                                                            3,281              3,281
    Income taxes refundable                                                        5,163                634
    Prepaid expenses and other current assets                                      2,373              2,081
                                                                                --------           --------

           Total current assets                                                   41,694             36,229
                                                                                --------           --------


Property and equipment, net of accumulated depreciation
    and amortization of $73,335 at December 31, 1999 and
    $59,846 at March 31, 1999                                                    221,040            222,437
                                                                                --------           --------


Intangibles, net of accumulated amortization of $5,266 at
    December 31, 1999 and $4,535 at March 31, 1999                                33,937             34,344
                                                                                --------           --------

Investment in joint venture                                                       87,337             91,034
                                                                                --------           --------

Other assets                                                                       4,501              5,091
                                                                                --------           --------


Total assets                                                                    $388,509           $389,135
                                                                                ========           ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except par value)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                December 31,       March 31,
                                                                                   1999              1999
                                                                                ------------       --------
                                                                               (Unaudited)
Current liabilities:
    Current portion of long-term debt                                           $     --           $    541
    Accounts payable                                                               3,058              3,627
    Accrued liabilities                                                           29,939             31,197
    Due to Harrah's (Jackpot termination fee)                                     13,500                 --
    Other liabilities                                                             17,563             19,555
                                                                                --------           --------

           Total current liabilities                                              64,060             54,920
                                                                                --------           --------

Deferred income tax                                                                2,959              2,959
                                                                                --------           --------

Long-term debt, net of current portion                                           150,000            155,000
                                                                               ---------           --------

Other long-term liabilities                                                       16,112             16,444
                                                                                --------           --------

Stockholders' equity:
   Preferred stock, no par value, Authorized--10,000,000 shares,
      Issued--none                                                                    --                 --

   Common stock, $.005 par value, Authorized-- 90,000,000 shares, Issued--
      32,958,177 at December 31, 1999 and 32,704,837 at
      March 31, 1999                                                                 165                163
   Additional paid-in capital                                                    134,066            132,666
   Treasury stock, at cost; 672,100 shares                                        (7,294)            (7,294)
   Retained earnings                                                              28,441             34,277
                                                                                --------           --------

              Total stockholders' equity                                         155,378            159,812
                                                                                --------           --------

Total liabilities and stockholders' equity                                      $388,509           $389,135
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

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                     For the Three Months           For the Nine Months
                                                      Ended December 31,             Ended December 31,
                                                     ---------------------        ------------------------
                                                        1999           1998           1999            1998
                                                     ------------  ------------   -------------    -----------
Revenues:
  Casino                                                 $79,859       $78,045      $ 243,608      $ 237,756
  Food and beverage                                        2,167         2,297          6,901          7,393
  Hotel                                                      405           591          1,368          2,539
  Other                                                      830           839          3,175          2,902
                                                         -------       -------      ---------      ---------
                                                          83,261        81,772        255,052        250,590
                                                         -------       -------      ---------      ---------

Costs and expenses:
  Casino                                                  36,582        34,404        109,632        106,709
  Food and beverage                                        1,903         2,022          5,819          6,342
  Hotel                                                      189           216            581          1,058
  Other operating expenses                                10,541        10,685         31,275         31,559
  Selling, general and administrative                     15,624        15,584         45,824         44,529
  Corporate and other non-operating costs                  3,077         4,117         10,276          9,915
  Allocated amounts of joint venture                       2,223         2,527          7,565          7,966
  Jackpot termination fee                                      -             -         13,500              -
  Stipulation of settlement                               10,200             -         10,200              -
  Depreciation and amortization                            5,152         5,015         14,990         14,943
                                                         -------       -------      ---------      ---------
                                                          85,491        74,570        249,662        223,021
                                                         -------       -------      ---------      ---------
Income (loss) before other income (expense)
   and provision (benefit) for income taxes               (2,230)        7,202          5,390         27,569
                                                         -------       -------      ---------      ---------

Other income (expense):
  Interest income                                            103            70            354            350
  Interest expense                                        (4,864)       (5,319)       (14,723)       (16,430)
                                                         -------       -------      ---------      ---------
                                                         (4,761)       (5,249)       (14,369)       (16,080)
                                                         -------       -------      ---------      ---------

Income (loss) before provision (benefit) for
   income taxes                                           (6,991)        1,953         (8,979)        11,489

Provision (benefit) for income taxes                      (3,147)          761         (3,143)         4,481
                                                         -------       -------      ---------      ---------

Net income (loss)                                        $(3,844)      $ 1,192      $ (5,836)        $ 7,008
                                                         =======       =======      =========        =======

Earnings (loss) per common share
       Basic and diluted                                $ (0.12)       $  0.04      $   (0.18)       $  0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                                          For the Nine Months
                                                                                           Ended December 31,
                                                                                          --------------------
                                                                                          1999            1998
                                                                                          ----            ----

Cash flows from operating activities:
    Net income (loss)                                                                  $ (5,836)       $ 7,008
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                     14,990         14,943
       Equity in allocated amounts of joint venture                                       3,683          3,627
       Loss on disposition of property and equipment                                         49            272
       Other                                                                                (24)           231
    Changes in assets and liabilities:
        Accounts and notes receivable                                                     1,801          1,067
        Inventories, prepaid expenses and other assets                                     (577)            52
        Income taxes                                                                     (4,529)         7,640
        Accounts payable and accrued liabilities                                          2,332         (6,889)
        Other liabilities                                                                 7,033           (344)
                                                                                        -------        -------

             Net cash provided by operating activities                                   18,922         27,607
                                                                                        -------        -------

Cash flows from investing activities:
    Purchases of property and equipment                                                 (13,380)        (6,917)
    Proceeds from disposal of property and equipment                                        804             52
                                                                                        -------        -------

             Net cash used in investing activities                                      (12,576)       (6,865)
                                                                                       --------        -------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                              5,000         20,000
    Repayments of long-term debt                                                        (10,541)       (36,484)
    Exercise of stock options                                                             1,400             --
    Debt issuance costs                                                                      --           (192)
    Other                                                                                    --            257
                                                                                       --------       --------
             Net cash used in financing activities                                       (4,141)       (16,419)
                                                                                       --------       --------

Net increase in cash and cash equivalents                                                 2,205          4,323

Cash and cash equivalents at beginning of period                                         25,687         17,223
                                                                                       --------       --------

Cash and cash equivalents at end of period                                             $ 27,892       $ 21,546
                                                                                       ========       ========

Supplemental cash flow disclosure:
    Interest paid                                                                      $ 18,714       $ 20,079
    Income taxes paid                                                                  $  2,434       $  1,689


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

     The results of operations for the nine months ended December 31, 1999, are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.

Note 2 - Agreement and Plan of Merger

     On August 19, 1999, the Company entered into an Agreement and Plan of Merger with Harrah's Entertainment, Inc. Pursuant to the terms of the merger agreement, the Company's stockholders will receive $8.50 in cash per share of the Company's common stock. The stockholders of the Company approved the merger with Harrah's at a special meeting of the stockholders held on October 28, 1999 and the Missouri Gaming Commission granted regulatory approval on the proposed transaction on December 15, 1999. The completion of the merger is still subject to the receipt of regulatory approvals from Illinois and Louisiana. The Louisiana Gaming Control Board will consider the merger at its meeting on February 15, 2000 and the Company expects to be on the agenda for the February 22, 2000, Illinois Gaming Board meeting. The Company and Harrah's have agreed that neither party will exercise its right to terminate the Agreement and Plan of Merger for failure to consummate the merger by January 31, 2000, until February 29, 2000.

Note 3 - Casino Revenues and Promotional Allowances

     Casino revenues are the net of gaming wins less gaming losses. Revenues exclude the retail value of complimentary food and beverage, hotel accommodations and other items furnished to customers, which totaled approximately $5.7 million and $5.9 million and $17.7 million and $18.0 million for the three and nine months ended December 31, 1999 and 1998, respectively.

     The estimated cost of providing such complimentary services are included in casino costs and expenses through inter-department allocations from the department granting the services as follows:

                            For the Three Months            For the Nine Months
                             Ended December 31,             Ended December 31,
                             ------------------             ------------------
                           (dollars in thousands)         (dollars in thousands)
                            1999            1998            1999          1998
                            ----            ----            ----          ----
Food and beverage         $ 4,170         $ 4,014        $12,408         $12,607
Other                         418             398          1,267           1,182
                           ------          ------         ------         -------
                          $ 4,588         $ 4,412        $13,675         $13,789
                          =======        ========        =======         =======

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - Allocated Amounts of Joint Venture

         The Company owns a 50% interest in a casino entertainment facility in Maryland Heights, Missouri (the "joint venture"). The investment in the joint venture is accounted for using the equity method of accounting.

         Summary condensed financial information for the joint venture is as follows:

                                      For the Three Months            For the Nine Months
                                       Ended December 31,              Ended December 31,
                                      ----------------------          --------------------
                                     (dollars in thousands)           (dollars in thousands)
                                      1999              1998               1999       1998
                                      ----              ----               ----       ----
Net revenues                        $ 5,185           $ 5,396        $ 16,318       $ 15,527
Depreciation and amortization       $ 2,503           $ 2,393        $  7,367       $  7,245
Net loss                            $ 4,445           $ 5,055        $ 15,129       $ 15,932


Note 5 - Earnings Per Share

     The following table illustrates the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                      For the Three Months            For the Nine Months
                                                       Ended December 31,              Ended December 31,
                                                    ---------------------           -------------------
                                                    1999            1998           1999           1998
                                                   -----          -------          ----           ----
Numerator:
   Net income (loss)                             $ (3,844)       $ 1,192         $(5,836)       $ 7,008

Denominator:
  Denominator for basic earnings per share-
    weighted-average shares                        32,109         31,949          32,069         31,944

  Effect of dilutive securities-stock options          --            165              --            150
                                                ---------        --------        -------         -------

Denominator for diluted earnings per share-
  adjusted weighted-average shares                  32,109        32,114          32,069         32,094
                                                  ========        ======        ========         ======

Basic earnings (loss) per share                   $ (0.12)        $ 0.04        $ ( 0.18)        $ 0.22
                                                  ========        ======        ========         ======

Diluted earnings (loss) per share                 $ (0.12)        $ 0.04         $ (0.18)        $ 0.22
                                                  ========        ======        ========         ======


Note 6 - Contingencies

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

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     On December 1, 1999, the Louisiana Gaming Control Board approved a stipulation of settlement between the Company and the Riverboat Gaming Division, conditionally renewing the Company's riverboat gaming licenses, and releasing the Company, its current and most of its former officers, directors and employees from any liability for the allegations contained in the report of the Riverboat Gaming Division. The stipulation of settlement is conditioned upon a change in control of the Company occurring within 150 days, the payment of $10.2 million, and other conditions. The payment, which has been placed in escrow pending the change in control of the Company pursuant to a separate escrow agreement, is remedial in nature and is not a fine, penalty or forfeiture. If a change in control of the Company does not occur within 150 days, the stipulation of settlement shall be void, the $10.2 million payment shall be returned to the Company, and a hearing shall be held on the allegations contained in the report of the Riverboat Gaming Division to determine whether the Company's licenses shall remain in effect.

     Assurances cannot be given that disciplinary action will not be commenced, that the licenses will be renewed, or that all conditions to existing renewals will be satisfied. The Company is unable at this stage to determine the likely outcome of these gaming regulatory investigations or estimate the amount or range of potential loss, if any.

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

Notice of Violations - Currency Transaction Reporting

         By letter dated November 23, 1999, the Financial Crimes Enforcement Network of the U.S. Department of Treasury ("FinCEN") advised the Company that an audit had identified 194 potential violations of the currency reporting requirement of the Bank Secrecy Act, 31 U.S.C. SS 5311, et seq., for the period from December 8, 1993 through March 31, 1996, for the Company's riverboat casinos in Lake Charles, Louisiana. FinCEN's letter noted that the maximum penalty provided by law for the 194 potential violations approximates $5.4 million. The Company is scheduled to respond in writing to FinCEN's letter on March 1, 2000, and expects to meet with representatives of that agency thereafter to review this matter. The Company believes that some of the transactions identified by FinCEN as potential violations were not, in fact, violations. In addition, similar FinCEN enforcement actions against other casino companies have been

                  PLAYERS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

settled for amounts below the maximum penalty permitted by law. If no agreement is reached between FinCEN and the Company, FinCEN has the power to assess a civil penalty and to seek to enforce that penalty in federal court. The Company is unable at this time to determine the likely outcome of this matter or to estimate the amount or range of potential loss, if any.

Sales and Use Tax Assessment

         The Company has received Notices of Proposed Tax Due from the State of Louisiana, Department of Revenue asserting amounts due for Louisiana General Sales Tax, Louisiana Recovery District Tax, and Louisiana Tourism Promotion District Tax. The total amount assessed is approximately $4.3 million, including approximately $1.5 million in interest. In addition, any tax due the State of Louisiana will result in an increase in corresponding sales and use taxes assessed by Calcasieu Parish. The majority of the tax due relates to the construction of the entertainment barge in Lake Charles. The Company believes that this barge and the materials that became component parts of the barge are exempt from sales and use tax in Louisiana. In addition, pursuant to the terms of a certain Mutual Receipt, Release and Subrogation Agreement, certain third parties agreed to indemnify and defend the Company against such tax liability. The Company intends to vigorously enforce such rights of indemnification, if necessary.

Jackpot Termination Fee

         In accordance with the Agreement and Plan of Merger with Harrah's, the $13.5 million termination fee required under the Company's prior merger agreement with Jackpot Enterprises, Inc. was paid to Jackpot by Harrah's. The Company must reimburse Harrah's the entire fee in the following circumstances:

o if Harrah's terminates the merger agreement in the event the Company's board withdraws its recommendation of the Harrah's transaction or recommends an alternative transaction;

o if Harrah's terminates the merger agreement after the Company receives a superior proposal from a third party;

o if Harrah's terminates the merger agreement in the event of a material breach of the agreement by the Company; or

o if Harrah's terminates the merger agreement in the event of the revocation of the Company's gaming license in Louisiana or the imposition of a materially adverse fine in connection with the Shetler-Edwards matter.

This reimbursement would be in addition to the payment of the $13.5 million termination fee to Harrah's in the circumstances specified in the merger agreement.

         The Company must reimburse Harrah's for half the $13.5 million termination fee paid by Harrah's to Jackpot if the expiration date passes and either party chooses to terminate the merger agreement, or if completion of the merger is permanently prohibited by a court or governmental entity. On January 31, 2000, the Company and Harrah's agreed that neither party will exercise its right to terminate the Agreement and Plan of Merger for failure to consummate the merger by January 31, 2000, until February 29, 2000.

United States Coast Guard Inspection

         The U.S. Coast Guard regulates each cruising riverboat. U.S. Coast Guard regulations require that hulls of vessels of the type being operated by the Company in Lake Charles and Metropolis be inspected every five years at a U.S. Coast Guard docking facility which will cause a temporary loss of service that could last one month or longer, unless the U.S. Coast Guard determines that an alternative to dry docking is acceptable. The next inspections scheduled to occur are in the fall of calendar 2000 for the Players II Riverboat in Metropolis and the Players III Riverboat in Lake Charles, and the fall of calendar 2003 for the Star Riverboat in Lake Charles. The Company is currently considering several options regarding the upcoming required inspections, however, no assurances can be given that there will not be a loss of service related to the potential dry docking of these vessels.

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

     On August 19, 1999, the Company entered into an Agreement and Plan of Merger with Harrah's Entertainment, Inc. Pursuant to the terms of the merger agreement, the Company's stockholders will receive $8.50 in cash per share of the Company's common stock. The stockholders of the Company approved the merger with Harrah's at a special meeting of the stockholders held on October 28, 1999 and the Missouri Gaming Commission granted regulatory approval on the proposed transaction on December 15, 1999. The completion of the merger is still subject to the receipt of regulatory approvals from Illinois and Louisiana. The Louisiana Gaming Control Board will consider the merger at its meeting on February 15, 2000 and the Company expects to be on the agenda for the February 22, 2000, Illinois Gaming Board meeting. The Company and Harrah's have agreed that neither party will exercise its right to terminate the Agreement and Plan of Merger for failure to consummate the merger by January 31, 2000, until February 29, 2000.

Results of Operations

Comparison of Operating Results for the Three-Month Periods Ended December 31, 1999 and 1998

     References to the third quarter of fiscal 2000 or fiscal 1999, mean the three month periods ended December 31, 1999, and December 31, 1998, respectively.

Financial Highlights

                                                                For the Three Months
                                                                 Ended December 31,
                                                                --------------------
                                                                                                 % Increase/
                                                             1999                  1998           Decrease
                                                             ----                  ----             ------
                                                               (dollars in thousands,
                                                               except per share data)
Casino Revenues
   Metropolis                                               $ 24,303              $19,069              27.4
   Lake Charles                                               30,953               34,929             (11.4)
   Maryland Heights                                           24,603               24,047               2.3
                                                            --------              -------            ------
                                                            $ 79,859              $78,045               2.3
                                                            --------              -------            ------
Total Revenues
   Metropolis                                               $ 25,101              $19,794              26.8
   Lake Charles                                               32,478               36,750             (11.6)
   Maryland Heights                                           25,521               25,025               2.0
   Other                                                         161                  203             (20.7)
                                                            --------              -------            -------
                                                            $ 83,261              $81,772               1.8
                                                            --------              -------            -------
Operating Income (Loss)
   Metropolis                                               $  7,271              $ 4,291              69.4
   Lake Charles                                                2,012                5,862             (65.7)
   Maryland Heights (a)                                        2,120                2,002               5.9
   Stipulation of settlement                                 (10,200)                   -               n.m.
   Corporate and other                                        (3,433)              (4,953)             30.7
                                                            --------              -------            ------
                                                            $ (2,230)             $ 7,202            (130.9)
                                                            --------              -------            ------

                                                             For the Three Months
                                                                Ended December 31,
                                                             ---------------------
                                                                                               % Increase/
                                                       1999                       1998           Decrease
                                                       ----                      -----           --------
                                                            (dollars in thousands,
                                                            except per share data)
Other Information
   Depreciation and amortization (b)                         $ 5,152              $ 5,015               2.7
   Interest expense (net)                                    $ 4,761              $ 5,249             (9.3)
   Net income (loss)                                        $(3,844)              $ 1,192           (422.5)
   Earnings (loss) per share assuming dilution               $(0.12)              $  0.04           (400.0)

Operating Margin (operating income/total revenues) (c)
   Metropolis                                                  29.0%                21.7%           7.3 pts
   Lake Charles                                                 6.2%                16.0%         (9.8) pts
   Maryland Heights                                             8.3%                 8.0%           0.3 pts
   Consolidated                                               (2.7%)                 8.8%         (11.5)pt


n.m. - not meaningful

(a) Amount includes the Company's 50% share of the Maryland Heights joint venture operating losses, which include depreciation and amortization. Such joint venture operating losses were $2.2 million and $2.5 million for the three months ended December 31, 1999 and 1998.

(b) Amount excludes the Company's share of the Maryland Heights joint venture depreciation and amortization of approximately $1.3 million and $1.2 million for the three months ended December 31, 1999 and 1998, respectively, which are included in the joint venture operating losses as shown above.

(c) The "% Increase/(Decrease)" for operating margins represents the absolute difference in percentage points (pts) between the two periods.

     Increases in casino revenues and operating income experienced during the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999 were attributable to the Company's Metropolis and Maryland Heights facilities. Increases at these facilities were partially offset by decreases at the Company's Lake Charles facility.

     The Company's Metropolis facility continued to show quarter-over-quarter improvement in casino revenue and operating results. With the removal of riverboat cruising requirements on June 26, 1999, Illinois riverboats have experienced casino revenue increases in excess of 30%.

     Revenues and operating results at the Maryland Heights facility increased slightly in the third quarter of fiscal 2000 as compared to the prior year period. Revenue growth was not as strong as previously experienced partially due to dockside gaming now being offered at the two Illinois riverboats located in the St. Louis market.

     Casino revenues and operating income at the Lake Charles facility continues to be negatively impacted during the third quarter of fiscal 2000 by a number of factors including the ongoing road construction on Interstate 10 ("I-10"), competitive pressures from the Isle of Capri and Grand Casino- Coushatta facilities, and concerns over regulatory issues. With the ongoing I-10 road construction, signage in the area encourages both eastbound and westbound travelers to follow alternate routes. Thus, traffic flow and access to the property has been impeded. In addition, over the past year, Grand Casino-Coushatta has added a 250+ room hotel, two new restaurants and an additional 30,000 square feet of gaming space with more than 800 new slot machines. Grand Casino-Coushatta now operates an approximately 100,000 square foot casino. Negative media coverage regarding licensing issues, resulting in patron concern as to the future of the property (see Contingencies-Louisiana Investigation) also impacted the property during the third quarter.

     Corporate and other expenses decreased approximately $1.5 million in the third quarter of fiscal 2000 as compared to the prior year quarter. During the third quarter of fiscal 2000 the Company incurred merger and acquisition-related expenses of approximately $129,000 as compared to $1.2 million in the third quarter of fiscal 1999. The third quarter of fiscal 1999 also included legal and consulting expenses related to the "boat in a moat" proceedings of approximately $458,000.

     Included in the third quarter of fiscal 2000 is a charge of $10.2 million related to a stipulation of settlement with the Louisiana Riverboat Gaming Division regarding the renewal of the Company's riverboat licenses in Louisiana (see Contingencies-Louisiana Investigation).

     Net interest expense decreased approximately $500,000 in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999, primarily due to reductions in the amounts outstanding under the Company's line of credit.

Comparison of Operating Results for the Nine-Month Periods Ended December 31, 1999 and 1998

     References to the first nine months of fiscal 2000 or fiscal 1999, mean the nine-month periods ended December 31, 1999, and December 31, 1998, respectively.

Financial Highlights
--------------------

                                                              For the Nine Months
                                                               Ended December 31,
                                                              -------------------
                                                                                               %Increase/
                                                       1999                     1998           Decrease
                                                       ----                     -----          ---------
                                                          (dollars in thousands,
                                                           except per share data)
Casino Revenue
   Metropolis                                                $70,159             $ 59,299              18.3
   Lake Charles                                               98,170              110,612            (11.2)
   Maryland Heights                                           75,279               67,845              11.0
                                                            --------             --------            ------
                                                            $243,608             $237,756               2.5
                                                            --------             --------            ------

Total Revenues
   Metropolis                                               $ 72,597             $ 61,585              17.9
   Lake Charles                                              103,330              117,657            (12.2)
   Maryland Heights                                           78,426               70,649              11.0
   Other                                                         699                  699                 -
                                                            --------             --------            ------
                                                            $255,052             $250,590               1.8
                                                            --------             --------            ------

Operating Income (Loss)
   Metropolis                                               $ 20,562             $ 13,573              51.5
   Lake Charles                                               11,227               21,282            (47.3)
   Maryland Heights (a)                                        8,626                4,662              85.0
   Jackpot termination fee                                  (13,500)                    -              n.m.
   Stipulation of settlement                                (10,200)                    -              n.m.
   Corporate and other                                      (11,325)             (11,948)               5.2
                                                            --------             --------            ------
                                                             $ 5,390             $ 27,569            (80.4)
                                                             -------              -------            ------

Other Information
   Depreciation and amortization (b)                        $ 14,990             $ 14,943               0.3
   Interest expense (net)                                   $ 14,369             $ 16,080            (10.6)
   Net income (loss)                                        $(5,836)             $  7,008           (183.3)
   Earnings (loss) per share assuming dilution               $(0.18)             $   0.22           (181.8)

Operating Margin (operating income/total revenues) (c)
   Metropolis                                                  28.3%                22.0%               6.3
   Lake Charles                                                10.9%                18.1%             (7.2)
   Maryland Heights                                            11.0%                 6.6%               4.4
   Consolidated                                                 2.1%                11.0%             (8.9)



n.m. - not meaningful

(a) Amount includes the Company's 50% share of the Maryland Heights joint venture operating losses, which include depreciation and amortization. Such joint venture operating losses were $7.6 million and $8.0 million for the nine months ended December 31, 1999 and 1998, respectively.

(b) Amount excludes the Company's share of the Maryland Heights joint venture depreciation and amortization of approximately $3.7 million and $3.6 million for the nine months ended December 31, 1999 and 1998, which are included in the joint venture operating losses as shown above.

(c) The "% Increase/(Decrease)" for operating margins represents the absolute difference in percentage points (pts) between the two periods.

     Increases in revenues and operating income experienced during the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999 were attributable to the Company's Metropolis and Maryland Heights facilities. Increases at these facilities were partially offset by decreases at the Company's Lake Charles facility.

     The Company's Metropolis facility showed significant improvement during the first nine months of fiscal 2000 as compared to the prior year period. On June 25, 1999, the Governor of Illinois signed a bill into law allowing dockside gaming for all Illinois casinos. The Metropolis facility commenced dockside gaming operations on June 26, 1999. In addition to dockside gaming for slightly more than six months, a reconfiguration of the gaming floor plus the introduction of new slot product during the period contributed to the 24% increase in slot revenue at this facility, while table games experienced a modest 2% gain during the same period.

     The Maryland Heights facility continued its trend of double-digit revenue growth for the first nine months of fiscal 2000 as the St. Louis market continued to expand. Casino revenues in the St. Louis market, which includes two Illinois riverboats, increased 17% during the first nine months of fiscal 2000 as compared to the prior year period. Slot revenue was the primary driver for these revenue increases. The Maryland Heights facility added approximately 144 slot machines during the first nine months of fiscal 2000, increasing its slot product to approximately 1600 units.

     Casino revenues and operating income at the Lake Charles facility were negatively impacted during the first nine months of fiscal 2000 by a number of factors including the ongoing road construction on I-10, competitive pressures from the Isle of Capri and Grand Casino-Coushatta facilities, and concerns over regulatory issues. With the ongoing I-10 road construction, signage in the area encourages both eastbound and westbound travelers to follow alternate routes. Thus, traffic flow and access to the property has been impeded. Among other things, over the past year, Grand Casino-Coushatta has added a 250+ room hotel, two new restaurants and an additional 30,000 square feet of gaming space with more than 800 new slot machines. Grand Casino-Coushatta now operates an approximately 100,000 square foot casino. In addition, casino revenues for the nine month period ending December 31, 1999, were also impacted by disruption associated with the demolition of the former Players Hotel and the construction of a 250-space surface parking lot on the former hotel site. Negative media coverage regarding licensing issues, resulting in patron concern as to the future of the property (see Contingencies-Louisiana Investigation) also impacted the property during the first nine months of fiscal 2000.

     Hotel revenues decreased by approximately $1.2 million in the first nine months of fiscal 2000 as compared to the prior year period due to the November 1998 closure of the former Players Hotel in Lake Charles. The hotel was demolished to make way for the previously mentioned 250-space surface parking lot that opened in the first quarter of fiscal 2000. The Company now operates only one hotel.

     Corporate and other expenses in the first nine months of fiscal 2000 decreased approximately $600,000 as compared to the first nine months of fiscal 1999. Included in the first nine months of fiscal 2000 are merger and acquisition-related expenses of approximately $2.0 million as compared to approximately $1.8 million in the prior year period. Also included in the first nine months of fiscal 2000 is a $750,000 charge related to an executive severance arrangement. In addition, the prior year period included approximately $865,000 in legal and consulting expenses related to the "boat-in-a-moat" proceedings in Missouri.

     During the first nine months of fiscal 2000, the Company recorded a $13.5 million charge related to the August 19, 1999 payment of a termination fee by Harrah's to Jackpot in connection with the Company terminating its agreement with Jackpot (see Contingencies-Jackpot Termination Fee).

     Included in the first nine months of fiscal 2000 is a charge of $10.2 million related to a stipulation of settlement with the Louisiana Riverboat Gaming Division regarding the renewal of the Company's riverboat licenses in Louisiana (see Contingencies-Louisiana Investigation).

     Net interest expense decreased approximately $1.7 million in the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999, primarily due to reductions in the amounts outstanding under the Company's line of credit.

Additional Factors Affecting Future Operating Income

     A challenge has been mounted to the recent amendment to the Illinois law that among other provisions, allows for continuous dockside gaming at Illinois gaming facilities and also allows an existing licensee to own more than 10% of a second Illinois owner's license. This amendment contains an "unseverability" provision, meaning that if any one portion of the amendment is determined to be invalid, the entire amendment is deemed invalid. Although the specific provisions being challenged are related to issues other than dockside gaming or the 10% ownership limitation on a second license, the Company is unable to determine at this stage whether the pendency of this challenge to the recent Illinois amendment will affect the receipt of regulatory approval needed from Illinois gaming authorities for the merger with Harrah's, as presently contemplated. In addition, if the amendment is deemed invalid and dockside gaming ceases, the financial performance at the Metropolis facility could be negatively impacted.

     On November 20, 1999, the voters of Calcasieu Parish, Louisiana approved slot machines at Delta Downs horse racetrack facility. If companion tax legislation is approved by the Louisiana legislature and slot machines are installed at the racetrack, the Company's competitive position could be weakened, as the racetrack facility is located between the Texas border and Lake Charles, Louisiana.

     The Isle of Capri, a competitor of the Company in Lake Charles, has started construction of an additional 250 unit all-suite hotel. Construction of this new facility, which would strengthen the Isle of Capri's competitive position, is anticipated to be completed in the fall of 2000.

     Hollywood Park, Inc. has indicated its intention to apply to the State of Louisiana for a gaming license. It is anticipated that if this license is issued and the Calcasieu Parish voters approve the casino, Hollywood Park would build a $200 million casino complex in Lake Charles, Louisiana.

Capital Resources and Liquidity

     During the first nine months of fiscal 2000, cash generated by operations was used to fund approximately $13.4 million in capital expenditures and to reduce amounts outstanding under the Company's line of credit from $5.0 million as of March 31, 1999 to $0 as of December 31, 1999. During January 2000, the Company's line of credit was used to partially fund a $12.8 million payment related to the Patron Fee Buy-Out Agreements (see March 31, 1999 Form 10-K) and the final $5.1 million payment related to the Stipulation of Settlement (see Contingencies-Louisiana Investigation). As of February 2, 2000, there was $8.0 million outstanding on the Company's line of credit.

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

     On December 1, 1999, the Louisiana Gaming Control Board approved a stipulation of settlement between the Company and the Riverboat Gaming Division, conditionally renewing the Company's riverboat gaming licenses, and releasing the Company, its current and most of its former officers, directors and employees from any liability for the allegations contained in the report of the Riverboat Gaming Division. The stipulation of settlement is conditioned upon a change in control of the Company occurring within 150 days, the payment of $10.2 million, and other conditions. The payment, which has been placed in escrow pending the change in control of the Company pursuant to a separate escrow agreement, is remedial in nature and is not a fine, penalty or forfeiture. If a change in control of the Company does not occur within 150 days, the stipulation of settlement shall be void, the $10.2 million payment shall be returned to the Company, and a hearing shall be held on the allegations contained in the report of the Riverboat Gaming Division to determine whether the Company's licenses shall remain in effect.

     Assurances cannot be given that disciplinary action will not be commenced, that the licenses will be renewed, or that all conditions to existing renewals will be satisfied. The Company is unable at this stage to determine the likely outcome of these gaming regulatory investigations or estimate the amount or range of potential loss, if any.

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

Notice of Violations - Currency Transaction Reporting

     By letter dated November 23, 1999, the Financial Crimes Enforcement Network of the U.S. Department of Treasury ("FinCEN") advised the Company that an audit had identified 194 potential violations of the currency reporting requirement of the Bank Secrecy Act, 31 U.S.C. SS 5311, et seq., for the period from December 8, 1993 through March 31, 1996, for the Company's riverboat casinos in Lake Charles, Louisiana. FinCEN's letter noted that the maximum penalty provided by law for the 194 potential violations approximates $5.4 million. The Company is scheduled to respond in writing to FinCEN's letter on March 1, 2000, and expects to meet with representatives of that agency thereafter to review this matter. The Company believes that some of the transactions identified by FinCEN as potential violations were not, in fact, violations. In addition, similar FinCEN enforcement actions against other casino companies have been settled for amounts below the maximum penalty permitted by law. If no agreement is reached between FinCEN and the Company, FinCEN has the power to assess a civil penalty and to seek to enforce that penalty in federal court. The Company is unable at this time to determine the likely outcome of this matter or to estimate the amount or range of potential loss, if any.

Sales and Use Tax Assessment

     The Company has received Notices of Proposed Tax Due from the State of Louisiana, Department of Revenue asserting amounts due for Louisiana General Sales Tax, Louisiana Recovery District Tax, and Louisiana Tourism Promotion District Tax. The total amount assessed is approximately $4.3 million, including approximately $1.5 million in interest. In addition, any tax due the State of Louisiana will result in an increase in corresponding sales and use taxes assessed by Calcasieu Parish. The majority of the tax due relates to the construction of the entertainment barge in Lake Charles. The Company believes that this barge and the materials that became component parts of the barge are exempt from sales and use tax in Louisiana. In addition, pursuant to the terms of a certain Mutual Receipt, Release and Subrogation Agreement, certain third parties agreed to indemnify and defend the Company against such tax liability. The Company intends to vigorously enforce such rights of indemnification, if necessary.

Jackpot Termination Fee

     In accordance with the Agreement and Plan of Merger with Harrah's, the $13.5 million termination fee required under the Company's prior merger agreement with Jackpot Enterprises, Inc. was paid to Jackpot by Harrah's. The Company must reimburse Harrah's the entire fee in the following circumstances:

o if Harrah's terminates the merger agreement in the event the Company's board withdraws its recommendation of the Harrah's transaction or recommends an alternative transaction;

o if Harrah's terminates the merger agreement after the Company receives a superior proposal from a third party;

o if Harrah's terminates the merger agreement in the event of a material breach of the agreement by the Company; or

o if Harrah's terminates the merger agreement in the event of the revocation of the Company's gaming license in Louisiana or the imposition of a materially adverse fine in connection with the Shetler-Edwards matter.

This reimbursement would be in addition to the payment of the $13.5 million termination fee to Harrah's in the circumstances specified in the merger agreement.

     The Company must reimburse Harrah's for half the $13.5 million termination fee paid by Harrah's to Jackpot if the expiration date passes and either party chooses to terminate the merger agreement, or if completion of the merger is permanently prohibited by a court or governmental entity. On January 31, 2000, the Company and Harrah's agreed that neither party will exercise its right to terminate the Agreement and Plan of Merger for failure to consummate the merger by January 31, 2000, until February 29, 2000.

United States Coast Guard Inspection

     The U.S. Coast Guard regulates each cruising riverboat. U.S. Coast Guard regulations require that hulls of vessels of the type being operated by the Company in Lake Charles and Metropolis be inspected every five years at a U.S. Coast Guard docking facility which will cause a temporary loss of service that could last one month or longer, unless the U.S. Coast Guard determines that an alternative to dry docking is acceptable. The next inspections scheduled to occur are in the fall of calendar 2000 for the Players II Riverboat in Metropolis and the Players III Riverboat in Lake Charles, and the fall of calendar 2003 for the Star Riverboat in Lake Charles. The Company is currently considering several options regarding the upcoming required inspections, however, no assurances can be given that there will not be a loss of service related to the potential dry docking of these vessels.

Forward Looking Information

         Certain information included in this section and elsewhere in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of

Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the approval and subsequent closing of the merger between the Company and Harrah's, the effects of competition, the resolution of pending or threatened litigation or regulatory proceedings, I-10 road construction in Lake Charles, the outcome of the state and parish sales and use tax assessments, the outcome of the Currency Transaction Reporting violations, the U.S. Coast Guard inspections, future borrowing and capital costs, plans for future expansion and property enhancements, business development activities, capital expenditure programs and requirements, financing sources and the effects of legislation and regulation (including possible gaming legislation, gaming licensure and regulation, state and local regulation, tax regulation, and the potential for regulatory reform). Forward looking statements can generally be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions, and the Company's future financial condition and results of operations. These uncertainties and risks include, but are not limited to, those relating to the approval and subsequent closing of the merger between the Company and Harrah's, conducting operations in an increasingly competitive environment, changes in state and local gaming laws and regulations, development and construction activities, leverage and debt service requirements (including sensitivity to fluctuation in interest rates), general economic conditions, the results of various gaming regulatory authorities' investigations as to the Company's suitability for continued licensure, changes in federal and state tax laws, the disruption to Lake Charles operations caused by road construction, the outcome of state and parish sales and use tax assessments, the outcome of the Currency Transaction Reporting violations, the U.S. Coast Guard inspections, action taken under applications for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and regulations), and the legalization of gaming in certain jurisdictions. As a consequence, current plans, anticipated actions, and future financial condition and results from operations may differ from those expressed in any forward-looking statements made by or on behalf of the Company and no assurance can be given that such statements will prove to be correct.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.

          Not Applicable

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On October 28, 1999, a Special Meeting of Stockholders was held to:

     1. approve and adopt the Agreement and Plan of Merger, dated as of August 19, 1999, among Players, Harrah's Entertainment, Inc. and HEI Acquisition Corp. II, a Nevada corporation and wholly-owned subsidiary of Harrah's and approve the merger of HEI Acquisition Corp. II with and into Players as provided for in the agreement; and

     2. to consider and vote upon a proposal to grant the Players board of directors the discretionary authority to postpone or adjourn the special meeting in order to solicit additional votes to approve any matter set forth in paragraph (1) above if the Secretary of Players determined that there were not sufficient votes to approve any such matter.

There were 25,907,087 votes cast for, 36,441 votes cast against and 54,230 abstentions cast regarding Proposal No. 1. There were 23,611,470 votes cast for, 2,227,180 votes cast against and 159,108 abstentions cast regarding Proposal No 2.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits filed with this Form 10-Q:

         Exhibit No. Exhibit Description
         ----------- -------------------

          10.1 Amendment to Purchase Agreement dated December 30, 1999, between Karl E. Boellert and Players Lake Charles, LLC

          27.0       Financial Data Schedule


      Reports on Form 8-K filed during the quarter:

     On December 15, 1999, a Form 8-K was filed regarding the December 1, 1999, stipulation of settlement with the Louisiana Gaming Control Board regarding the renewal of the Company's riverboat licenses.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PLAYERS INTERNATIONAL, INC.

Date:    February 11, 2000              By:   /s/ Raymond A. Spera, Jr.
                                        -------------------------------
                                        Raymond A. Spera, Jr.
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary
                                        (Principal Financial Officer)